Form 10-Q
period 2008-06-30
Pansoft CO LTD
filed 2008-09-25
CIK 1430452

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________.

Commission File Number 001-34168

Pansoft Company Limited
(Exact name of small business issuer as specified in its charter)

British Virgin Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

3/F Qilu Software Park Building
Jinan Hi-Tech Zone
Jinan, Shandong,
People’s Republic of China 250101
(Address of principal executive offices and zip code)
86-531-88871166
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes ☑ No ☐ (2) Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The Company is authorized to issue 30,000,000 common shares, par value $0.0059 per share. As of the date of this report, the Company has issued 5,438,232 common shares.

PANSOFT COMPANY LIMITED
FORM 10-QSB

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “will,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to the following:

•	its dependence on a limited number of larger customers;
•	political and economic factors in the Peoples’ Republic of China;
•	the Company’s ability to expand and grow its lines of business;
•	unanticipated changes in general market conditions or other factors, which may result in cancellations or reductions in need for the Company’s services;
•	a weakening of economic conditions which would reduce demand for services provided by the Company and could adversely affect profitability;
•	the acceptance in the marketplace of the Company’s new lines of services;
•	foreign currency exchange rate fluctuations;
•	hurricanes or other natural disasters;
•	the Company’s ability to identify and successfully execute cost control initiatives; or
•	other risks outlined above and in the Company’s other filings made periodically by the Company.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update this forward-looking information. Nonetheless, the Company reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this Report. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Pansoft Company Limited

Interim Consolidated Balance Sheets
As at June 30, 2008 and December 31, 2007

	June 30,
	2008	December 31,
	(Unaudited)	2007
Assets
Current assets
Cash and cash equivalents	$2,934,308	$3,365,613
Accounts receivable, net	1,335,589	1,180,854
Prepayments, deposits and other receivables	157,097	111,444
Work in progress	51,280	-
Income tax receivable	5,569	5,236
Total current assets	4,483,843	4,663,147
Deferred cost	105,525	63,709
Property and equipment, net (note 3)	663,152	221,191
Deferred software development cost (note 4)	109,344	137,088
Total assets	$5,361,864	$5,085,135

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$194,632	$425,156
Deferred revenue	12,609	7,597
Deferred government grants (note 5)	-	34,272
Total current liabilities	207,241	467,025
Commitments (note 8)
Shareholders’ equity
Common Stock (30,000,000 common shares authorized; par value of $0.0059 per share; 4,238,232 shares issued and outstanding (2007 - 4,238,232)) (Note 12)
Share Capital	25,000	25,000
Additional paid-in capital	502,989	502,989
Retained earnings	3,792,650	3,550,165
Statutory reserves	223,855	223,855
Accumulated other comprehensive income	610,129	316,101
Total shareholders’ equity	5,154,623	4,618,110
Total liabilities and shareholders’ equity	$5,361,864	$5,085,135
The accompanying notes are an integral part of these interim consolidated financial statements

Pansoft Company Limited

Interim Consolidated Statements of Operations and Comprehensive Income
For the three and six month periods ended June 30, 2008 and 2007

	For Three Months Ended June 30		For Six Months Ended June 30
	2008	2007	2008	2007
Sales	$819,258	$948,372	$1,377,264	$1,584,710
Cost of sales (notes 3, 4 and 5)	536,659	545,678	1,030,417	1,076,670
Gross profit	282,599	402,694	346,847	508,040
Expenses
General and administrative expenses (note 3 and 5)	66,893	52,792	80,262	73,953
Selling expenses	3,467	4,931	6,532	12,514
Professional fees	28,565	-	61,537	-
	98,925	57,723	148,331	86,467
Income from operations	183,674	344,971	198,516	421,573
Other Income (expense)			-
Other income	-	-	537	64
Finance costs	(205)	(125)	(419)	(191)
Interest income	28,352	1,989	42,477	5,110
Gain on disposition of
property and equipment	-	1,214	1,374	1,420
Loss on equity investment	-	(8,560)	-	(9,543)
Net income for the period	211,821	339,489	242,485	418,433
Other Comprehensive income	109,511	33,611	294,028	54,859
Comprehensive income	$321,332	$373,100	$536,513	$473,292

Basic & diluted income per share	$0.05	$0.08	$0.06	$0.10
Basic & diluted weighted average number of shares outstanding (note 12)	4,238,232	4,238,232	4,238,232	4,238,232

The accompanying notes are an integral part of these interim consolidated financial statements

Pansoft Company Limited

Interim Consolidated Statements of Shareholders’ Equity
For the three and six month periods ended June 30, 2008 and December 31, 2007
(Unaudited)
-
						Accumulated Other
	Common Shares		Additional	Retained	Statutory	Comprehensive
	Number	Amount	paid-in capital	Earnings	Reserves	Income	Total
Balance at December 31, 2007 ( notes 12 )	4,238,232	$25,000	$502,989	$3,550,165	$223,855	$316,101	$4,618,110
Foreign currency translation adjustment	-	-	-	-	-	294,028	294,028
Net income	-	-	-	242,485	-	-	242,485
Balance at June 30, 2008	4,238,232	$25,000	$502,989	$3,792,650	$223,855	$610,129	$5,154,623

The accompanying notes are an integral part of these interim consolidated financial statements.

Pansoft Company Limited

Interim Consolidated Statements of Cash Flows
For the Six months Period Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
Cash flows from operating activities
Net income	$242,485	$418,433
Adjustments to reconcile net income to net cash provided by operating activities:
Government grants amortization	(115,673)	(73,597)
Amortization	140,245	247,708
(Gain) loss on disposal of capital assets	(190)	(1,420)
Loss on equity investment	-	9,543
Changes in operating assets and liabilities:
Accounts receivable	(86,124)	(214,136)
Prepayments, deposits and other receivables	(77,079)	(26,318)
Working in progress	(49,132)	-
Accounts payable and accrued liabilities	(248,996)	(53,385)
Government grants received, net	79,458	-
Deferred revenue	4,174	151,613
Net cash provided by (used in) operating activities	(110,832)	458,441
Cash flows from investing activities
Purchase of software development costs	-	(172,720)
Purchase of property and equipment	(531,058)	(32,726)
Proceeds from disposition of property and equipment	17,428	17,584
Net cash used in investing activities	(513,630)	(187,862)
Cash flows from financing activities
Dividend paid	-	(257,433)
Net cash used in financing activities	-	(257,433)
Effect of exchange rate changes	193,157	28,806
Decrease (increase) in cash and cash equivalents	(431,305)	41,952
Cash and cash equivalents, beginning of year	3,365,613	1,342,075
Cash and cash equivalents, end of year	$2,934,308	$1,384,027

Supplemental cash flow information
Interest received	$42,477	$5,110
Interest paid	$419	$191
Taxes paid	-	-

The accompanying notes are an integral part of these interim consolidated financial statements.

Pansoft Company Limited

Notes to Consolidated Financial Statements
For the three and six month periods ended June 30, 2008 and 2007

1. Nature of Operations and Basis of Presentation

Pansoft Company Limited (“the Company”) was incorporated in June 2006 in the British Virgin Islands and acquired 100% of Pansoft Jinan Co. Ltd. (“Jinan”) at the same time. Jinan was incorporated in the Peoples’ Republic of China (“PRC”). Upon acquisition by the Company, Jinan became a Foreign Investment Enterprise. Jinan is engaged in the development and marketing of accounting and enterprise resource planning (“ERP”) software primarily to resource and utility companies across the PRC.

Prior to the incorporation of the Company, Jinan was 100% owned by employees who ultimately became the controlling shareholders of the Company. As such, the opening retained earnings presented on the consolidated balance sheet and statements of shareholders” equity are presented using the continuity of interest method of accounting. Under this method, all activities of Jinan are included in the consolidated financial statements of the Company as if the Company, had been the parent company for all periods presented.

The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The interim consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-QSB.

The consolidated financial statements do not include certain footnote disclosures and financial information normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the consolidated financial statements and notes included in the Company’s Registration Statement on Form S-1 for the year ended December 31, 2007

2. Significant Accounting Policies

Cash and cash equivalents

Cash is comprised of cash on hand. Cash equivalents are short-term, highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash and which are subject to insignificant risk of change in value.

Accounts receivable

Accounts receivable are stated at original invoice amount less allowance made for doubtful receivables based on a review of all outstanding amounts at the period end. An allowance for doubtful receivables is made when there is objective evidence that the Company will not be able to collect all amounts due according to original terms of receivables. Bad debts are written off when identified. Bad debt expense for the three months ended June 30, 2008 amounted to $Nil (2007 - $Nil), for the six months ended June 30, 2008 bad debt expense amounted to $Nil (2007 - $Nil).

Work in progress

Work in progress is the deferred costs of sales related to contracts and such costs are stated at actual production costs incurred to date, which primarily includes labor which is directly related to the contract. Work in progress is amortized to cost of revenues at the time revenue is recognized.

Management periodically evaluates the realizability of work in progress and records a reserve for obsolescence when necessary. The reserve for work in progress obsolescence was $Nil at June 30, 2008 and December 31, 2007.

Property and equipment

Property and equipment are recorded at cost. Amortization is provided over the expected useful lives of the property and equipment with 5% residual value using the following methods and annual rates:

Building and improvements	- 20	years straight-line
Computer equipment	- 5	years straight-line
Vehicles	- 5	years straight-line
Office furniture	- 5	years straight-line
Computer software	- 3	years straight-line

Maintenance and repairs expenditures, which do not improve or extend an assets’ productive life, are expensed.

Research and software development costs

Research costs are charged to expense as incurred. Software development costs incurred prior to the establishment of technological feasibility are expensed. Software development costs incurred between the establishment of technological feasibility and product release are capitalized, if material, and amortized over the estimated economic life of the product, which is generally three years. Research and development costs expensed for three months ended June 30, 2008 amounted to $17,965 (2007 - $16,279) and for the six months ended June 30, 2008 amounted to $35,426 (2007 - $32,391). The research and software development costs were included in cost of sales. These amounts are the annual amortization expense associated with capitalized software development cost (note 4).

Impairment of long-lived assets

Long-lived assets held for use are periodically reviewed for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. When the carrying value is not recoverable from future cash flows on an undiscounted basis and the carrying value exceeds the assets’ fair value, an impairment loss is recorded for the excess of carrying value over fair value.

Government grants

Research grants received from PRC government agencies or private enterprises are recognized as deferred grants and offset against the corresponding research expenses as and when they are incurred for the research projects for which these grants are received.

Income taxes

The Company uses the liability method of accounting for income taxes. Under SFAS No. 109 “Accounting for Income Taxes”, income tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Income tax assets and liabilities are measured using enacted rates expected to apply to income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on income tax assets and liabilities is reflected in operations in the period in which the change occurs. Valuation allowances are established when necessary to reduce future tax assets to the amount expected to be realized.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” (“FIN 48”), on January 1, 2007. The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48. The Company files income tax returns in the PRC jurisdictions. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year. The Company’s effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses, temporary differences, and preferential tax treatment.

Value added taxes

The Company calculates, collects from customers, and remits to governmental authorities value added taxes assessed by governmental authorities in connection with revenue-producing transactions with its customers. The Company reports these taxes on a net basis and does not include these tax amounts in revenue or cost of sales. The Company, as a consequence of being in the high-tech industry, sometimes receives special refunds of VAT remitted, this is included as a reduction of cost of sales.

Revenue recognition

The Company enters into software development contracts that are fixed fee arrangements to render specific software consulting, development, modification, training, and implementation and maintenance services. The percentage of completion method is applied to these contracts that involve the provision of services relating to the development or implementation of complex software applications, because these services are essential to the functionality of other elements in the arrangement.

Under this method, revenue is recognized using the percentage of completion basis and is calculated based on actual labor cost or labor hours incurred at specific milestones and compared to the estimated total labor cost or labor hours for the services under the arrangement, so long as persuasive evidence of an arrangement exists, certain milestones have been achieved or delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. Management regularly reviews underlying estimates of total expected labor costs or hours. If the Company does not have a sufficient basis to measure progress towards completion, revenue is recognized when final acceptance is received by the Company from the customer. Amounts received in advance of revenue are reported as deferred revenue on the consolidated balance sheet. When it is probable that total contract costs will exceed total contract revenue, the resultant loss is recognized in full immediately, without reference to the percentage of completion. To date, the Company has not experienced material losses on contracts in process or completed contracts. Revisions to contract revenue, contract costs and profit estimates, which can be significant, are reflected in the accounting period in which the relevant facts become known.

For the software development contracts, the Company sometimes provides its customers with a limited warranty of approximately one year following the customer’s initial acceptance of the completed project. The last 5% of the contract price is considered the milestone for the warranty period on such contracts. For these contracts with warranty clauses, 5% of the contract amount is not recognized as revenue or invoiced until the warranty period expires.

From time to time, the Company enters into general IT service arrangements with their customers, where the Company is obligated to perform professional services, such as unspecific upgrades and technical support. This revenue is recognized over the term of the contract on a straight-line basis. Some of these arrangements are entered into with customers who have engaged the Company to develop software systems. However, the general IT services are always arranged after the software development contracts are completed or may not be directly related to the system the Company developed for these customers under the software development contracts. There is no warranty provided for general IT service arrangements. Overall, the revenue from the general IT service agreements represented less than 5% of the Company’s revenue.

Foreign exchange

The Company's functional currency is the Chinese RMB and its reporting currency is the U.S. dollar. The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred. Statements of operations amounts have been translated using the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” The following exchange rates were used:

	June 30, 2008	December 31, 2007	June 30, 2007
Period end RMB U.S. Dollar exchange rate	6.8591	7.2946	7.6120

Average second quarter RMB U.S. Dollar exchange rate	6.9572	7.6072	7.6784

The foreign currency translation adjustment of $109,511 (2007 - $33,613) has been reported as other comprehensive income in the consolidated statements of operations for the three months ended June 30, 2008. For the six months ended June 30, 2008, the foreign currency translation adjustment of $294,028 (2007 - $ 54,861) has been reported as other comprehensive income in the consolidated statements of operations.

Although the Chinese government regulations now allow convertibility of RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that RMB could be converted into U.S. dollars at that rate or any other rate.

Substantially all of the Company’s revenue and expenses are denominated in RMB. The Company’s RMB cash inflows are sufficient to service its RMB expenditures. For financial reporting purposes, the Company uses U.S. dollars. The value of the RMB against U.S. dollars and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of U.S. dollar reporting.

Use of estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive income

Comprehensive income is the sum of net income and other comprehensive income reported in the consolidated statements of operations and comprehensive income. Other comprehensive income or loss includes accumulated foreign currency translation gains and losses. The Company has reported the components of comprehensive income on its consolidated statements of shareholders’ equity.

Income per share

In accordance with SFAS No. 128 “Computation of Earnings per Share,” basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares and dilutive shares outstanding during the period using the treasury stock method.

Accounting Principles Recently Adopted

Fair value of financial instruments

Effective January 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements” for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This standard does not apply measurements related to share-based payments, nor does it apply to measurements related to inventory.

SFAS No.157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flows), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level2:
Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level3:	Observable inputs that reflect the reporting entity’s own assumptions.

The financial assets and liabilities of the Company subject to fair value measurements and the necessary disclosures are as follow:

	Fair Value Measurements Using			Assets/Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Cash equivalents	$947,646			$947,646

SFAS No.159, “The Fair Value Option for Financial Assets and Financials Liabilities - Including an Amendment of FASB Statement No.115” issued by FASB in February 2007, permits measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 requires prospective application and certain additional presentation and disclosure requirements. The adoption on January 1, 2008 of this statement did not have a material impact on the Company’s consolidated financial statements.

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”) which revised SFAS No. 141, “Business Combinations”. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquirer and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. As the provisions of SFAS No. 141(R) are applied prospectively, the impact of this standard cannot be determined until the transactions occur.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008. The impact of this standard cannot be determined until the transactions occur.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of FASB Statement 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) to require qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. The Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The Company is currently evaluating the impact of the adoption of SFAS No. 161.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact of the adoption of SFAS No. 162.

In May 2008, the FASB issued FASB FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Such separate accounting also requires accretion of the resulting discount on the liability component of the debt to result in interest expense equal to an issuer’s nonconvertible debt borrowing rate. In addition, the FSP provides for certain changes related to the measurement and accounting related to derecognition, modification or exchange. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The impact of this standard cannot be determined until the transactions occur.

3. Property and Equipment

			June 30, 2008
	Cost	Accumulated Amortization	Net Book Value

Computer Equipment	$899,353	$263,081	$636,272
Vehicles	170,935	145,967	24,968
Office Furniture	8,310	8,310	-
Software	3,740	1,828	1,912

	$1,082,338	$419,186	$663,152

			December 31, 2007
	Cost	Accumulated Amortization	Net Book Value

Building and Improvements	$17,033	$1,136	$15,897
Computer Equipment	327,787	163,174	164,613
Vehicles	160,730	121,984	38,746
Office Furniture	7,814	7,814	-
Computer software	3,122	1,187	1,935

	$516,486	$295,295	$221,191

Total amortization expense for the three months ended June 30, 2008 was $61,108 (2007 - $20,931) with $41,648 (2007 - $5,553) included in cost of sales, $19,370 (2007 - $15,378) in general and administrative expenses and $Nil (2007 - $Nil) offset by government grants. Total amortization expense for the six months ended June 30, 2008 was $104,817 (2007 - $40,801) with $81,794 (2007 - $20,496) included in cost of sales, $23,023 (2007 - $17,113) in general and administrative expense and $Nil (2007 - $3,192) offset by government grants.

4. Software Development Cost

	June 30,	December 31,
	2008	2007

Software development cost	$218,688	$205,632
Less: accumulated amortization	109,344	68,544
	$109,344	$137,088

Amortization expense for the three months ended June 30, 2008 was $17,965 (2007 - $190,795) and for the six months ended June 30, 2008 was $35, 428 (2007 - $206,907). The amortization expense was included in cost of sales.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing income per share under the two-class method pursuant to SFAS No. 128, “Earnings per Share”. This guidance establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Furthermore, all prior period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. The impact of this standard cannot be determined until the transactions occur.

5. Deferred Government Grants

Pursuant to several research projects approved by the PRC government, the Company received grants from the government to cover research costs associated with these research projects. The grants were amortized against the corresponding research and development expenses as and when they are incurred for the research projects for which these grants are received. The amortization of the grants recorded as a reduction of cost of sales and administrative expense for the three months ended June 30, 2008 was $59,977 (2007 - $18,060) and for the six months ended June 30, 2008 was $115,673 (2007 - $73,597).

6. Statutory Reserves

In accordance with the laws and regulations of the PRC, all wholly-owned foreign invested enterprises have to set aside a portion of their net income each year as statutory reserves. The proportion of allocation for reserve funds is no less than 10 percent of the profit after tax until the accumulated amount of allocation for statutory surplus reserve funds reaches 50 percent of the registered capital. Statutory reserves represent restricted retained earnings. Statutory reserves are to be utilized to offset prior years’ losses, or to increase its share capital. When a limited liability company converts its statutory reserves to capital in accordance with a shareholders’ resolution, the Company will either distribute new shares in proportion to the number of shares held by each shareholder, or increase the par value of each share. Except for the reduction of losses incurred, any other usage should not result in this reserve balance falling below 25% of the registered capital. The fund accumulated by the Company as at December 31, 2007 was $223,855 (RMB 1,825,360). No additional reserves have been taken during the first two quarters of fiscal 2008.

7. Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109”, (“FIN 48”), on January 1, 2007. The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48.

The Company files income tax returns with national and local governments in the PRC. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

In 2007, the Company’s operating subsidiary Jinan was subject to the enterprise income tax at the reduced applicable rate of 7.5%, as it was classified as a “software enterprise” and “high-technology enterprise”.

On March 16, 2007, The National People’s Congress of China passed The Law of the People’s Republic of China on Enterprise Income Tax” (“the Enterprise Income Tax Law”). The Enterprise Income Tax Law became effective on January 1, 2008. This new law eliminated the existing preferential tax treatment that is available to the foreign investment enterprises (“FIE”s) but provides grandfathering of the preferential tax treatment currently enjoyed by the FIE's. Under the new law, both domestic companies and FIEs are subject to a unified income tax rate of 25%. The Company is currently applying for the re-approval for the special enterprise status in order to enjoy the preferential rate.

Before the Company can obtain its re-approval of the status, it is subject to the new unified income tax rate. The Company’s two-year tax holiday ended in December 2007 and is currently eligible for the 50% exemption from tax for the years ending December 31, 2008 through December 31, 2010 under the grandfathering provisions in the Enterprise Income Tax Law.

The benefit of the tax holiday for the six months ended June 30, 2008 and 2007 was $NIL as a result of a loss report for Chinese tax purposes and therefore, the benefit of the tax holiday on earnings per share for the six months ended March 31, 2008 and 2007 was $Nil.

A reconciliation of consolidated corporate income taxes at statutory rate of 12.5% (2007 - 7.5%) and the Company's effective income tax expense for three months ended June 30, 2008 and 2007 is as follows:

	2008	2007
Income before provision for income taxes	$242,485	$418,433
Income tax at statutory rate	30,311	31,282
Temporary differences and other	(30,311)	(31,382)
Provision for current income taxes	-	-
Provision for future income tax	-	-

The significant components of future tax assets (liabilities) are as follows:

	June 30,	December 31,
	2008	2007
Timing difference on revenue recognition between percentage completion and completed contract method for income taxes	$(27,370)	$(84,106)
Write off of accounts receivable	33,595	41,666
Plant, equipment and capitalized software cost	(17,693)	(24,786)
Other temporary differences	(5,462)	49,457
Effect of tax exemption	16,930	17,769
Net future income tax liabilities	$-	$-

8. Commitments and Contingencies

On March 31, 2008, the Company was committed to annual operating lease payments for rental office and employee residence of $24,824. These leases are renewed on an annual basis.

9. Financial Instruments

Concentrations of credit risk

Accounts receivable potentially subject the Company to concentrations of credit risk. Management is of the opinion that any risk of accounting loss is significantly reduced due to the financial strength of the Company’s major customers. The Company performs ongoing credit evaluations of its customers’ financial condition and evaluates management performance based on proceeds collected from projects. Consequently, exposure to credit risk is limited accordingly.

Currency risk

The Company is exposed to currency risk as the Company's business is carried out in RMB and the Company maintains RMB denominated bank accounts but uses U.S. dollars as its reporting currency. Unfavorable changes in the exchange rate between RMB and U.S. dollars may result in a material effect on accumulated other comprehensive income recorded as a charge in shareholders' equity. The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

In addition, the RMB is not a freely convertible currency. The Company’s subsidiaries are allowed to pay outstanding current account obligations in foreign currency but must present the proper documentation to a designated foreign exchange bank. There is no certainty that all future local currency can be repatriated.

10. Economic Dependence

For three months ended June 30, 2008, two customers individually comprised 12% and 16% of revenue, compared with 21% and 42% respectively in 2007. The subsidiaries of the Company’s three major customers accounted for 48% of revenue (2007 - 46%).

For six months ended June 30, 2008, two customers individually comprised 12% and 27% of revenue, compared with 13% and 39% respectively in 2007. The subsidiaries of the Company’s three major customers accounted for 40% of revenue (2007 - 33%).

There were three customers that individually comprise 11%, 14% and 22% of account receivable on June 30, 2008. Three customers individually made up 20%, 16% and 16% of account receivable at December 31, 2007.

11. Segmented Information

The Company has one operating segment, being the development and implementation of accounting and ERP applications. All of Company's assets and operations are located in the PRC and Hong Kong.

12. Subsequent events

1.
On July 21, 2008, The Company’s Board of Directors approved a 169.529280-for-1 stock split of the Company’s common stock, whereby each share held by holders of record as of July 21, 2008 was subdivided into 169.529280 shares. The effects of this common stock split have been retroactively applied to the accompanying consolidated financial statement and notes thereto.

2.
The Company completed an initial public offering on September 8, 2008 (the “Offering”). The Company issued 1.2 million common shares with price of $7 per share through the offering In connection with the Offering, the Company sells to Anderson & Strudwick, Incorporated (the “placement agent”) warrants to purchase 120,000 common shares (the ”placement agent warrants”), such amount representing 10% of the aggregate number of common shares sold by the Company pursuant to the Offering. The price to be paid by the placement agent for the placement agent warrants is $0.001 per warrant. The exercise price of the placement agent warrants is $8.40 per common share, representing 120% of the price of the common shares offered hereby. The warrants have a life of four years.

3.
The Company has authorized the establishment of a pool for stock options effective on August 12, 2008 for its directors and employees (the “Pool”). The Pool contains 604,248 options to purchase the common shares. It provides additional compensation incentives for high levels of performance and productivity by management, other key employees of the Company and directors. The options will vest at a rate of 20% per year for five years and have a per share exercise price equal to the fair market value of one of common shares on the date of grant. For those granted on the date of the closing of the Offering, the exercise price will be $7.00 per share. The options have a life of five years. Effective on September 8, 2008, the Company granted 321,000 options to its directors, management and key employees at exercise price of $7.00, vesting at a rate of 20% per year for five years.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited interim consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors.

Overview

We are a leading developer of enterprise resource planning (“ERP”) software and professional services for participants in China’s oil and gas industry. We have developed specific ERP software systems for PetroChina Company Limited and China National Petroleum Corporation, its state-owned parent company (together, “PetroChina”) and China Petrochemical Corporation/China Petroleum and Chemical Corporation and Sinopec Group, its state-owned parent company (together, “Sinopec”). We are developing an ERP software development platform and tend to serve for small-to-medium sized businesses (“SMEs”) in China. In this platform, we combine solutions developed for our most sophisticated clients with network applications and developed “PanSchema”, through an Internet-based, software-as-a-service model designed to customize cost-effective software solutions for Chinese SMEs, though yet to be our significant revenue source.

The accompanying unaudited consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the three and six months ended June 30, 2008 are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2007.

Overview of Business Operations in the Second Quarter and First Six Months of 2008

We generate revenue through software systems development, integration and the provision of related support services. Our revenue during the fiscal quarter and half year ended June 30, 2008, reflects the seasonal nature of our business. Our revenue has been subject to high seasonality and the revenue recognized in the first six months of the year is usually smaller in proportion to that for the whole year, the same is true this year due to our clients’ budgeting and planning schedule. Nevertheless, we continued to experience steady demand for our services and also continued to generate revenue through the provision of our services to our petro industrial client base during the three and six month periods ended June 30, 2008.

Operating Results

The consolidated financial statements presented herein set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars. The financial data for the three months and six months ended June 30, 2008 reflect the operating results of the Company, in comparison with the financial data for the same period in 2007.

Summary of Gross Margin

	For the three months ended June 30				For the six months ended June 30
	2008	2007	Change	%	2008	2007	Change	%
	(Unaudited)	(Unaudited)	US$		(Unaudited)	(Unaudited)	US$

Sales	$819,258	$942,372	$(129,114)	(14)%	$1,377,264	$1,584,710	$(207,446)	(13)%
Cost of Sales	$536,659	$545,678	$(9,019)	(2)%	$1,030,417	$1,076,670	$(46,253)	(4)%

Gross Margin	$282,599	$402,694	$(120,095)	(30)%	$346,847	$508,040	$(161,193)	(32)%
GM Ratio	34%	42%			25%	32%

During the second quarter of 2008, revenue from large-scale software systems integration projects comprised a higher proportion of total revenue. The total value of our revenue was $819,258, which was a 14% drop from $948,372 in the second quarter of 2007. During the first six months of 2008, revenue in total valued $1,377,264, a 13% drop from $1,584,710 in the first six months of 2007. Due to the high seasonality of our business, it is not unusual to see slower growth of our revenue in the first two quarters, however, our revenue picked up in the second quarter of 2008.

Cost of sales

Our cost of sales decreased $9,019, or 2%, to $536,659, for the three months ended June 30, 2008, from $545,678 for the same period in 2007. Our cost of sales for the six months ended June 30, 2008 was $1,030,417, a 4% drop from $1,076,670 for the same period in 2007, indicating that our cost was under control before substantial business expansion, and that total employee salary is the major part of our operating cost.

Gross Profit

For the three months ended June 30, 2008, our gross margin ratio decreased by 30% to $282,599 from $402,694 for the same period in 2007. For the three months ended June 30, 2008, our gross margin ratio decreased to 34%, from 42% for the same period in 2007. This 30% decrease in gross margin was mainly due to slower revenue growth in the second quarter of 2008. For the six months ended June 30, 2008, our gross profit decreased by 32% to $346,847 from $508,040 for the same period in 2007. For the six months ended June 30, 2008, our gross margin ratio decreased to 25%, from 32% for the same period in 2007. This 32% decrease in gross margin was mainly due to slower revenue growth in the first two quarters of 2008.

Summary of Expenses

	For Three Months Ended June 30				For Six Months Ended June 30
	2008	2007	Change	%	2008	2007	Change	%
	(Unaudited)	(Unaudited)	US $		(Unaudited)	(Unaudited)	US $

G/A expense	$66,893	$52,792	$14,101	27%	$80,262	$73,953	$6,309	9%

Selling expenses	$3,467	$4,931	$(1,464)	(30)%	$6,532	$12,514	$(5,982)	(48)%
Professional fees	$28,565	-	$28,565	100%	$61,537	-	$61,537	100%

Total	$98,925	$57,723	$41,202	71%	$148,331	$86,467	$61,864	72%

Administrative Expenses

Administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations. For the three months ended June 30, 2008, our administrative expenses increased to $66,893, from $52,792 for the three months ended June 30, 2007, or a 27% increase. The increase in administrative expenses was mainly attributable to an increase in salary expense from new hires and a higher amortization expense as new computer equipment was purchased during the first quarter of 2008. In addition, to support the China Earthquake relief efforts, the Company donated RMB100,000 for Sichuan earthquake during the second quarter of 2008.

For the six months ended June 30, 2008, our administrative expenses increased to $80,262, from $73,953 for the six months ended June 30, 2007, or a 9% increase for the same reason stated above. In addition, As a percentage of revenue, administrative expenses increased to 5.8% for the six months ended June 30, 2008, from 4.7% for the same period in 2007, which shows the tendency that the share of administrative expense is getting smaller when our revenue is picking up.

Selling Expenses and Professional Fees

Our selling expense decreased slightly for both the three months ended June 30, 2008 and for the six months ended June 30, 2008. As a percentage of revenue, our selling expense for the three and six months ended June 30, 2008 and 2007 remained stable mainly due to management’s implementation of more stringent cost controls. Selling expense has been insignificant due to lack of participation in industrial conventions as well as limited advertising since we have been focusing on large corporate clients on which general advertising efforts would not be effective.

Our professional fees incurred in 2008 was a new expense item compared to 2007 due to more professional accounting service charges.

Summary of Other Income and Expenses

	For Three Months Ended June 30				For Six Months Ended June 30
	2008	2007	Change	%	2008	2007	Change	%
	(Unaudited)	(Unaudited)	US $		(Unaudited)	(Unaudited)	US $

Income from operations	$183,674	$344,971	$(161,297)	(47)%	$198,516	$421,573	$(223,057)	(53)%
Other Income (expense)	-	-	-	-	-	-	-	-
Other income	-	-	-	(100)%	$537	$64	$473	739%
Finance cost	$(205)	$(125)	$(80)	64%	$(419)	$(191)	$(228)	119%
Interest income	$28,352	$1,989	$26,363	(1325)%	$42,477	$5,110	$37,367	731%
Gain on disposition of property and equipment	-	$1,214	$(1,214)	(100)%	$1,374	$1,420	$(46)	(3)%
Loss on equity investment	-	$(8,560)	$8,560	(100)%	-	$(9,543)	9,543	(100)%

Net income for the period	$211,821	$339,489	$(127,668)	(38)%	$242,485	$418,433	$(175,948)	(42)%
Other Comprehensive income	$109,511	$33,611	$75,900	(226)%	$294,028	$54,859	$239,170	436%

Comprehensive income	$321,332	$373,100	$(51,768)	(14)%	$536,513	$473,292	$63,221	13%

Income from Operations

Income from operations was $183,674, for the three months ended June 30, 2008, a 47% drop from $344,971 for the same period in 2007. Income from operations was $198,516 for the six months ended June 30, 2008, a 53% drop from $421,573 for the same period in 2007 because of lower revenue in the first six months of 2008 and higher salary paid to developers.

Income Tax Expense

Pansoft Jinan is a Foreign Investment Enterprise or FIE engaged in the advanced technology industry which entitles it to a two-year exemption from income tax followed by a 50% tax exemption for the next three years. Income tax expense for the three and six month periods ended June 30, 2008 was Nil due to a loss reported for PRC tax purposes. For the same period in 2007, income tax expense was Nil because we were granted the FIE tax exemption by PRC tax authorities.

Interest Income

Interest income was $28,352, for the three months ended June 30, 2008 and $42,477, for the six months ended June 30, 2008. This is a significant increase from the second quarter of 2007 and increased 731% from $5,110 for the six months ended June 30, 2007. The increase in interest income was mainly due to improved cash fund management and investment committed to selected bank certificate programs with relatively higher returns with zero or little risk of principal.

Net Income

As a result of the factors described above, net income was $211,821 for the three months ended June 30, 2008, a decrease of $127,668 from $339,489 for the same period in 2007, or a decrease of 38%, compared to 61% in the first quarter of 2008. For the six months ended June 30, 2008, net income was $242,485 decreased by $175,948 or 42% from $418,433 for the same period in 2007.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of June 30, 2008, we had cash and cash equivalents of $2,934,308

We believe that our currently available working capital should be adequate to sustain our operations at our current levels through at least the next twelve months.

Comparison of six months ended June 30, 2008 and 2007

Net cash used in operating activities totaled -$110,832 for the six months ended June 30, 2008, a decrease of $569,273 compared to cash provided by operations of $458,441 for the six months ended June 30, 2007. This decrease resulted primarily from the following changes in operating assets and liabilities:

•	$86,124 increase in accounts receivables
•	$77,079 increase in prepayments, deposits and other receivables
•	$49,132 increase in work in progress
•	$248,996 decrease in accounts payable and accrued liabilities
•	$4,174 increase in deferred revenue

The increase in accounts receivable was due to the fact that project payments from our major customers slowed down during the first half year of 2008. The increase in prepayments, deposits and other receivables resulted from increases in travel advances as a result of more business trips for business development and project execution during the first six months of 2008. The increase in work in progress resulted from substantial software development work on a project for a major customer for which the contract had not yet been signed. The decrease in accounts payable and accrued liabilities is the result of a reduction in employer bonuses because revenue targets were not achieved. In addition, the fiscal 2007 employee bonus accrual and management bonus accrual was paid out during the first half of fiscal 2008. The increase in deferred revenue was the result of payments from customers for which revenue was not earned or recognized.

Net cash used for investing activities was $513,630 for the six months ended June 30, 2008, compared to net cash used for investing activities of $187,862 for the six months ended June 30, 2007. The cash used for investing activities for the six months ended June 30, 2008 consisted of computer equipment related to software development. The cash used for investing activities during the three months ended June 30, 2007 consisted of the purchase of software, development costs and computer equipment.

Cash flows from financing activities amounted to Nil for the six months ended June 30, 2008, compared with net cash used for financing activities of $257,433 for the six months ended June 30, 2007. The cash used for financing activities during the six months ended June 30, 2007 was for the payment of dividends.

The Company’s working capital decreased from $4,196,122 as of December 31, 2007 to $4,276,602 as of June 30, 2008.

Total current assets at June 30, 2008 amounted to $4,483,843, a decrease of approximately $179,304 compared to $4,663,147 at December 31, 2007. The decrease was due to the fact that projects for major customers were seasonally slow during the first quarter of 2008 and the Company invested in property and equipment.

Current liabilities amounted to $207,241 on June 30, 2008, in comparison to $467,025 at December 31, 2007. This decrease has been attributed to a decrease of $230,524 in accounts payable and accrued liabilities. Accounts payable and accrued liabilities mainly consisted of payables for management bonus, salary accruals and audit fees. The Company paid out most of fiscal 2007 outstanding account payable balance and employee bonus accrual during the first six months of 2008.

The current ratio increased from 10.0 at December 31, 2007 to 21.6 at June 30, 2008. The change in the Company’s current ratio was primarily due to the decrease of current liabilities. This change in current ratio indicates strong operating liquidity for the Company.

Seasonality of our Sales

Our operating results and operating cash flows historically have been subject to seasonal variations. We expect this pattern to remain and may even be more drastic, as a result of new market opportunities or new client development.

Inflation

Inflation does not materially affect our business or the results of our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Concentrations of credit risk

Accounts receivable potentially subject the Company to concentrations of credit risk. Management is of the opinion that any risk of accounting loss is significantly reduced due to the financial strength of the Company’s major customers. The Company performs ongoing credit evaluations of its customers’ financial condition and evaluates management performance based on proceeds collected from projects. Consequently, exposure to credit risk is limited accordingly.

Currency risk

The Company is exposed to currency risk as the Company's business is carried out in RMB and the Company maintains RMB denominated bank accounts but uses U.S. dollars as its reporting currency. Unfavorable changes in the exchange rate between RMB and U.S. dollars may result in a material effect on accumulated other comprehensive income recorded as a charge in shareholders' equity. The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

In addition, the RMB is not a freely convertible currency. The Company’s subsidiaries are allowed to pay outstanding current account obligations in foreign currency but must present the proper documentation to a designated foreign exchange bank. There is no certainty that all future local currency can be repatriated.

Item 4/4T. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2008, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

Number	Exhibit
3.1	Memorandum of Association of Pansoft Company Limited*
3.2	Articles of Association of Pansoft Company Limited*
4.1	Specimen Certificate for Common Shares*
10.1	Form of Technology Development (Commission) Contract for Pansoft (Jinan) Co., Ltd.*
10.2	Form of Product Purchase and Sales Contract for Pansoft (Jinan) Co., Ltd.*
10.3	Form of Labor Contract for Pansoft (Jinan) Co., Ltd.*
10.4	Form of Confidentiality Agreement for Pansoft (Jinan) Co., Ltd.*
10.5	Form of Co-operation for Pansoft (Jinan) Co. Ltd.*
10.6	Translation of Trust Agreement for Hugh Wang’s beneficial ownership of Timesway shares on behalf of PJCL employees*
10.7	Translation of Acquisition Agreement with PJCL*
10.8	Translation of Trust Agreement between Hugh Wang and Conrad Tsang*
10.9	Translation of Technology Development (Commission) Contract with Xinjiang Sales Branch of China National Petroleum Corporation, Ltd.*
10.10	Translation of PetroChina International Co. LTD (CHINAOIL) SAP System Optimization Project Contract*
10.11	Translation of Technology Service Contract between Shengli Oil Field Administration and Pansoft (Jinan) Company, Ltd. (Contract for the Maintenance of Financial Information System)*
10.12	Translation of Technology Service Contract between Shengli Oil Field Branch of Sinopec and Pansoft (Jinan) Company, Ltd.*
10.13	Translation of China National Petroleum Budget Management Information Project between Financial Management Company of China National Petroleum Corporation and Pansoft (Jinan) Company, Ltd.*
10.14	Translation of Technology Service Contract between Shengli Oil Field Administration and Pansoft (Jinan) Company Ltd.*
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-150922.
**	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANSOFT COMPANY LIMITED

September 25, 2008	By:	/s/ Allen Zhang
Allen Zhang
Vice President of Finance
(Principal Financial and Accounting Officer)