Form 10-Q
period 2008-09-30
Pansoft CO LTD
filed 2008-11-14
CIK 1430452

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________.

Commission File Number   001-34168

Pansoft Company Limited
(Exact name of small business issuer as specified in its charter)

British Virgin Islands (State or other jurisdiction of incorporation or organization)	Not Applicable (I.R.S. employer identification number)

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

(1) Yes ☑ No ☐        (2) Yes ☑ No ☐

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
FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to projected earnings and/or revenue growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Pansoft Company Limited (the “Company”). Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “will,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to the following:

•	its dependence on a limited number of larger customers;
•	political and economic factors in the People?痵 Republic of China;
•	the Company’s ability to expand and grow its lines of business;
•	unanticipated changes in general market conditions or other factors, which may result in cancellations or reductions in need for the Company’s services;
•	a weakening of economic conditions which would reduce demand for services provided by the Company and could adversely affect profitability;
•	the acceptance in the marketplace of the Company’s new lines of services;
•	foreign currency exchange rate fluctuations;
•	the Company’s ability to identify and successfully execute cost control initiatives; or
•	other risks outlined above and in the Company’s other filings made periodically by the Company.

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

PART I.                      FINANCIAL INFORMATION

Item 1.                      Financial Statements.

Interim Consolidated Balance Sheets
As at September 30, 2008 and December 31, 2007
(Unaudited)

	September 30,
	2008	December 31,
	(Unaudited)	2007
Assets
Current assets
Cash and cash equivalents	$10,171,204	$3,365,613
Accounts receivable, net	3,158,345	1,180,854
Prepayments, deposits and other receivables	154,893	111,444
Work in progress	51,803	-
Income tax receivable	5,626	5,236
Total current assets	13,541,871	4,663,147
Deferred cost	-	63,709
Property and equipment, net	657,183	221,191
Deferred software development cost	92.048	137,088
Total assets	$14,291,102	$5,085,135

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$200,859	$425,156
Deferred revenue	15,136	7,597
Deferred government grants	-	34,272
Deferred income tax payable	237,815	-
Total current liabilities	453,810	467,025
Commitments and contingencies
Shareholders’ equity Common shares (30,000,000 common shares authorized;
par value of $0.0059 per share; 5,438,232 shares issued
and outstanding (2007 - 4,238,232))	32,080	25,000
Additional paid-in capital	8,057,857	502,989
Retained earnings	4,854,520	3,550,165
Statutory reserves	223,855	223,855
Accumulated other comprehensive income	668,980	316,101
Total shareholders’ equity	13,837,292	4,618,110
Total liabilities and shareholders’ equity	$14,291,102	$5,085,135

The accompanying notes are an integral part of these interim consolidated financial statements

Interim Consolidated Statements of Operations and Comprehensive Income
For the Three and Nine Month Periods Ended September 30, 2008 and 2007
(Unaudited)

	For the three month periods ended September 30,		For the nine month periods ended September 30,
	2008	2007	2008	2007
Sales	$2,171,038	$1,448,029	$3,548,302	$3,032,739
Cost of sales	695,003	662,203	1,725,420	1,738,873
Gross profit	1,476,035	785,826	1,822,882	1,293,866

Expenses
General and administrative expenses	130,828	26,958	211,090	100,911
Selling expenses	8,506	4,052	15,037	16,566
Professional fees	27,112	30,462	88,649	30,462
Stock option expense	38,815	-	38,815	-
	205,261	61,472	353,591	147,939

Income from operations	1,270,774	724,354	1,469,291	1,145,927

Other income	-	-	537	64
Finance cost	(455	(66)	(873	(257)
Interest income	27,555	8,207	70,032	13,317
Gain on disposition of property and equipment	154	8,209	1,528	9,629
Loss on equity investment	-	(14,858)	-	(24,400)
Income before provision for income taxes	1,298,028	725,846	1,540,515	1,144,280

Provision for future income taxes	236,159	-	236,159	-
Net income	1,061,869	725,846	1,304,355	1,144,280
Other comprehensive income	58,851	45,540	352,879	100,399
Comprehensive income	$1,120,720	$771,386	$1,657,234	$1,244,679

Basic and diluted income per share	$0.23	$0.17	$0.30	$0.27

Basic and diluted weighted average number of shares outstanding	4,525,189	4,238,232	4,334,582	4,238,232

The accompanying notes are an integral part of these interim consolidated financial statements

Interim Consolidated Statements of Shareholders’ Equity
For the Nine Months Ended September 31, 2008
(Unaudited)

	Common Shares		Additional	Retained	Statutory	Accumulated Other
	Number	Amount	Paid-in Capital	Earnings	Reserves	Comprehensive Income	Total

Balance at December 31, 2007	4,238,232	$25,000	$502,989	$3,550,165	$223,855	$316,101	$4,618,110

September 8, 2008 shares issued for cash at $7.00	1,200,000	7,080	8,392,920				8,400,000
Costs related to issuance of common stock			(876,987				(876,987)
Issuance of warrants			120				120
Stock option expense			38,815				38,815
Net income				1,304,355			1,304,355
Foreign currency translation adjustment						352,879	353,019

Balance at Sept 30, 2008	5,438,232	$32,080	$8,057,857	$4,854,520	$223,855	$668,980	$13,837,292

The accompanying notes are an integral part of these interim consolidated financial statements.

Interim Consolidated Statements of Cash Flows
For the Nine Months Period Ended September 30, 2008 and 2007
(Unaudited)

	For the nine months ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$1,304,355	$1,144,280
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for future income taxes	236,159	-
Government grants amortization	(115,673)	(73,597)
Amortization	225,830	283,808
Stock option expense	38,815	-
Gain on disposition of property and equipment	(1,528)	(9,629)
Loss on equity investment	-	24,400

Changes in operating assets and liabilities:
Accounts receivable	(1,988,200)	(678,334)
Prepayments, deposits and other receivables	37,408	(131,544)
Work in progress	(49,132)	-
Accounts payable and accrued liabilities	(264,672)	1,449
Government grants received, net	79,458	-
Government grants repayment	-	(21,704)
Deferred revenue	6,556	(9,144)
Net cash (used in) provided by operating activities	(490,624)	529,985

Cash flows from investing activities
Capitalized development cost	-	(172,720)
Purchase of property and equipment	(585,722)	(37,768)
Proceeds from disposition of property and equipment	18,766	43,595
Net cash used in investing activities	(566,956)	(166,893)

Cash flows from financing activities
Net proceeds from stock offering	7,648,549	-
Dividends paid	-	(257,433)
Net cash provided by (used in) financing activities	7,648,549	(257,433)

Effect of exchange rate changes on cash	214,622	51,497

Increase in cash and cash equivalents	6,805,591	157,156
Cash and cash equivalents, beginning of period	3,365,613	1,342,075
Cash and cash equivalents, end of period	$10,171,204	$1,499,231

Supplemental cash flow information
Interest received	$56,987	$13,317
Interest paid	$874	$257

The accompanying notes are an integral part of these interim consolidated financial statements.

Notes to Interim Consolidated Financial Statements
For the Three And Nine Month Ended September 30, 2008
(Unaudited)

1.       Nature of Operations and Basis of Presentation

    Pansoft Company Limited ("the Company") was incorporated in June 2006 in the British Virgin Islands and acquired 100% of Pansoft Jinan Co. Ltd. ("Jinan") at the same time. Jinan was incorporated in Peoples' Republic of China ("PRC"). Upon acquisition by the Company, Jinan became a Foreign Investment Enterprise. Jinan is engaged in the development and marketing of accounting and enterprise resource planning (ERP) software primarily to resource and utility companies across the PRC.

    Prior to the incorporation of the Company, Jinan was 100% owned by employees who ultimately became the controlling shareholders of the Company. As such, the opening retained earnings presented on the consolidated balance sheet and statements of shareholders' equity are presented using the continuity of interest method of accounting. Under this method, all activities of Jinan are included in the consolidated financial statements of the Company as if the Company, had been the parent company for all periods presented.

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

    The interim consolidated financial statements do not include certain footnote disclosures and financial information normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and, therefore, should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form S-1 for the year ended December 31, 2007.

2.       Significant Accounting Policies

Cash and cash equivalents

Cash is comprised of cash on hand.  Cash equivalents are short-term, highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash and which are subject to insignificant risk of change in value.

Accounts receivable

    Accounts receivable are stated at original invoice amount less allowance made for doubtful receivables based on a review of all outstanding amounts at the period end. An allowance for doubtful receivables is made when there is objective evidence that the Company will not be able to collect all amounts due according to the original terms of the receivables. Bad debts are written off when identified. Bad debt expense for the three months ended September 30, 2008 amounted to $ 51,019 (2007 – $ Nil), for nine months ended September 30, 2008 amounted to $ 51,019 (2007 - $ Nil).

Work in progress

    Work in progress is the deferred costs of revenue related to contracts in progress and such costs are stated at actual production costs incurred to date, which primarily includes labor which is directly related to the contract. Work in progress is amortized to cost of revenues at the time revenue is recognized.

    Management periodically evaluates the realizability of work in progress and records a reserve for obsolescence when necessary. The reserve for work in progress obsolescence was $ Nil at September 30, 2008 and December 31, 2007.

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

    Maintenance and repair expenditures, which do not improve or extend an assets' productive life, are expensed as incurred.

Research and software development costs

    Research costs are charged to expense as incurred. Software development costs incurred prior to the establishment of technological feasibility are expensed. Software development costs incurred between the establishment of technological feasibility and product release are capitalized, if material, and amortized over the estimated economic life of the product, which is generally three years. Research and development costs expensed for three months ended September 30, 2008 amounted to $ 18,282 (2007 - $ 16,543) and for nine months ended September 30, 2008 amounted to $ 53,708 (2007 - $ 223,450). The research and software development costs were included in cost of sales. These amounts are the annual amortization expense associated with capitalized software development cost (note 4).

    Impairment of long-lived assets

    Long-lived assets held for use are periodically reviewed for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. When the carrying value is not recoverable from future cash flows on an undiscounted basis and the carrying value exceeds the assets' fair value, an impairment loss is recorded for the excess of carrying value over fair value.

Government grants

    Research grants received from PRC government agencies or private enterprises are recognized as deferred grants and offset against the corresponding research expenses as and when they are incurred for the research projects for which these grants are received.

Income taxes

    The Company uses the liability method of accounting for income taxes. Under SFAS No. 109 "Accounting for Income Taxes" method, income tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Income tax assets and liabilities are measured using enacted rates expected to apply to income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on income tax assets and liabilities is reflected in operations in the period in which the change occurs. Valuation allowances are established when necessary to reduce future tax assets to the amount expected to be realized.

    The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” (“FIN 48”), on January 1, 2007. The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48. The Company files income tax returns in the PRC jurisdictions. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the period. The Company’s effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses, temporary differences, and preferential tax treatment.

Value added taxes

    Jinan calculates, collects from customers, and remits to governmental authorities value added taxes assessed by governmental authorities in connection with revenue-producing transactions with its customers. The Company reports these taxes on a net basis and does not include these tax amounts in revenue or cost of revenue. Jinan, as a consequence of being in the high-tech industry, sometimes receives special refunds of VAT remitted, this is included as a reduction of cost of sales.

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

    Under this method, revenue is recognized using the percentage of completion basis and is calculated based on actual labor cost or labor hours incurred at specific milestones and compared to the estimated total labor cost or labor hours for the services under the arrangement, so long as persuasive evidence of an arrangement exists, certain milestones have been achieved or delivery has occurred, the fee is fixed r determinable, and collectability is reasonably assured. Management regularly reviews underlying estimates of total expected labor costs or hours. If the Company does not have a sufficient basis to measure progress towards completion, revenue is recognized when final acceptance is received by the Company from the customer. Amounts received in advance of revenue are reported as deferred revenue on the consolidated balance sheet. When it is probable that total contract costs will exceed total contract revenue, the resultant loss is recognized in full immediately, without reference to the percentage of completion. To date, the Company has not experienced material losses on contracts in process or completed contracts. Revisions to contract revenue, contract costs and profit estimates, which can be significant, are reflected in the accounting period in which the relevant facts become known.

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

Foreign exchange

    The Company's functional currency is the Chinese RMB and its reporting currency is the U.S. dollar.  The financial statements of the Company's foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation". All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transactions occurred. Statements of operations amounts have been translated using the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." The following exchange rates were used:

	September 30, 2008	December 31, 2007	September 30, 2007
Period end RMB U.S. Dollar exchange rate:	6.7899	7.2946	7.4928

Average third quarter RMB U.S. Dollar exchange rate	6.8375	7.6072	7.5562

    The foreign currency translation adjustment of $ 58,851 (2007 - $ 45,540) has been reported as other comprehensive income in the consolidated statements of operations for three months ended September 30, 2008. For nine months ended September 30, 2008, the foreign currency translation adjustment of $ 352,879 (2007 - $ 100,399) has been reported as other comprehensive income in the consolidated statements of operations.

    Although the Chinese government regulations now allow convertibility of RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that RMB could be converted into U.S. dollars at that rate or any other rate.

    Substantially all the Company’s revenue and expenses are denominated in RMB. The Company’s RMB cash inflows are sufficient to service its RMB expenditures. For financial reporting purposes, the Company uses U.S. dollars. The value of the RMB against U.S. dollars and other currencies may fluctuate and is affected by, among other things, changes in China's political and economic conditions.  Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of U.S. dollar reporting.

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

    Stock-based compensation

    The Company records stock-based compensation in accordance with SFAS 123(R), “Share-Based Payments,” which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

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

    Earnings per share

    In accordance with SFAS No. 128 "Computation of Earnings per Share," basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares and dilutive shares outstanding during the period using the treasury stock method.

    Fair value of financial instruments

    The estimated fair value of financial instruments disclosed in the consolidated financial statements has been determined by using available market information and appropriate valuation methodologies. The carrying value of all current assets and current liabilities approximates fair value because of their short-term nature.

    Effective January 1, 2008, the Company adopted SFAS 157 “Fair Value Measurements” for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This standard does not apply measurements related to share-based payments, nor does it apply to measurements related to inventory.

    SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flows), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets orliabilities.

Level 2:
Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Observable inputs that reflect the reporting entity’s own assumptions.

    The financial assets and liabilities of the Company subject to fair value measurements and the necessary disclosures are as follow:
	Fair Value Measurements Using			Assets/Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Cash equivalents	$1,778,806	-	-	$1,778,806

    SFAS No. 159, “The Fair Value Option for Financial Assets and Financials Liabilities — Including an Amendment of FASB Statement No.115" issued by FASB in February 2007, this standard permits measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date

Recent accounting pronouncements

    In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)") which revised SFAS No. 141, "Business Combinations". SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquirer and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. As the provisions of SFAS No. 141(R) are applied prospectively, the impact of this standard cannot be determined until the transactions occur.

    In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements". SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008. The impact of this standard cannot be determined until the transactions occur.

    In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirements of FASB Statement 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") to require qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. The Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The Company is currently evaluating the impact of the adoption of SFAS No. 161.

    In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact of the adoption of SFAS No. 162.

    In May 2008, the FASB issued FASB FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Such separate accounting also requires accretion of the resulting discount on the liability component of the debt to result in interest expense equal to an issuer‘s nonconvertible debt borrowing rate. In addition, the FSP provides for certain changes related to the measurement and accounting related to derecognition, modification or exchange. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The impact of this standard cannot be determined until the transactions occur.

    In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing income per share under the two-class method pursuant to SFAS No. 128, “Earnings per Share.” This guidance establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Furthermore, all prior period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. The impact of this standard cannot be determined until the transactions occur.

3.       Property and Equipment

		Accumulated	September 30, 2008
	Cost	Amortization	Net Book Value
Computer equipment	$960,788	$324,352	$636,436
Vehicles	172,678	153,910	18,768
Office furniture	8,780	8,436	344
Computer software	3,778	2,143	1,635
Total	$1,146,024	$485,841	$657,183

		Accumulated	December 30, 2007
	Cost	Amortization	Net Book Value
Building and improvements	$17,033	$1,136	$15,897
Computer equipment	327,787	163,174	164,613
Vehicles	160,730	121,984	38,746
Office furniture	7.814	7,814	-
Computer software	3,122	1,187	1,935
Total	$516,486	$295,295	$221,191

    Total amortization expense for the three months ended September 30, 2008 was $ 67,304 (2007 - $ 19,557) with $ 59,038 (2007 - $ 16,424) included in cost of sales, $ 8,266 (2007 - $ 3,111) in general and administrative expenses and $Nil (2007 - $ 22) offset by government grants. Total amortization expense for the nine months ended September 30, 2008 was $ 172,122 (2007 - $ 60,358) with $ 140,833 (2007 - $ 46,744) included in cost of sales, $ 31,289 (2007 – $ 10,400) in general and administrative expense and $Nil (2007 - $ 3,214) offset by government grants.

4.       Software Development Cost

	September 30, 2008	December 31, 2007
Software development cost	$220,916	$205,632
Less: accumulated amortization	128,868	68,544
	$92,048	$137,088

    Amortization expense for the three months ended September 30, 2008 was $ 18,282 (2007 - $ 190,795) and for the nine months ended September 30, 2008 was $ 53,708 (2007 - $ 223,450). The amortization expense was included in cost of sales.

5.       Deferred Government Grants

    Pursuant to several research projects approved by the PRC government, the Company received grants from the government to cover research costs associated with these research projects. The grants were amortized against the corresponding research and development expenses as and when they are incurred for the research projects for which these grants are received. The amortization of the grants recorded as a reduction of cost of sales and administrative expense for the three months ended September 30, 2008 was $ Nil (2007 - $ Nil) and for the nine months ended September 30, 2008 was
$ 115,673 (2007 - $ 73,597).

.6.      Shareholders’ Equity

Common stock

    On July 21, 2008, The Company’s Board of Directors approved a 169.529280-for-1 stock split of the Company’s common stock, whereby each share held by holders of record as of July 21, 2008 was subdivided into 169.529280 shares. The effects of this common stock split have been retroactively applied to the accompanying consolidated financial statement and notes thereto.

    On September 8, 2008, the Company completed an initial public offering (“IPO”) on NASDAQ. Pursuant to the IPO, the Company issued 1,200,000 shares of common stock for a gross proceeds of $ 8,400,000 and issued 120,000 underwriter warrants. Each warrant entitles the holder to purchase one common share for a price of $ 8.40 per share for a period of four years following the closing of the IPO. The unit price for each Underwriter warrant is $ 0.001. The Company received $ 120 proceeds from issuance of underwriter warrants and is included in additional paid in capital. The costs of the offering totaled to $ 876,987 and are included in additional paid in capital.

Warrants

Following is a summary of the warrant activity:

Number of Warrant Outstanding

December 31, 2007

Granted	120,000

Exercised	-

September 30, 2008	120,000

Stock options

The Company has authorized the establishment of a pool for stock options effective on August 12, 2008 for its directors and employees (the ?癙ool”). The Pool contains 604,248 options to purchase common shares. It provides additional compensation incentives for high levels of performance and productivity by management, other key employees of the Company and directors. The options will vest at a rate of 20% per year for five years and have a per share exercise price equal to the fair market value of one of common shares on the date of grant. For those granted on the date of the closing of the IPO, the exercise price was be $7.00 per share. The options have a life of five years.

During the quarter, the Company granted 321,000 options to its directors, management and key employees at an exercise price of $7.00, vesting at a rate of 20% per year for five years.

The fair value of the stock options was determined to be $4.39 per stock option using the Black-Scholes option-pricing model with the following assumptions:

Expected life                                               5 years
Expected volatility                                          75%
Risk fee interest rate                                    2.98%
Dividend rate                                                     0%

A total of $38,815 was included in the stock based compensation expense for both three months and nine months ended September 30, 2008. As of September 30, 2008, there were approximately $ 1,371,000 of unrecognized compensation costs related to the non-vested share-based arrangements granted under the Company’s stock option plan. Those costs are expected to be recognized over a weighted-average period of approximately 4.75 years.

Stock option summary:
Outstanding Stock options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Price	Exercise Number
$ 7.00	321,000	4.75 years	$ 7.00	-

7.       Statutory Reserves

    In accordance with the laws and regulations of the PRC, all wholly-owned foreign invested enterprises have to set aside a portion of their net income each year as statutory reserves. The reserve is calculated based on year end financial performance. The proportion of allocation for reserve funds is no less than 10 percent of the profit after tax until the accumulated amount of allocation for statutory surplus reserve funds reaches 50 percent of the registered capital. Statutory reserves represent restricted retained earnings. Statutory reserves are to be utilized to offset prior years’ losses, or to increase its share capital. When a limited liability company converts its statutory reserves to capital in accordance with a shareholders’ resolution, the Company will either distribute new shares in proportion to the number of shares held by each shareholder, or increase the par value of each share. Except for the reduction of losses incurred, any other usage should not result in this reserve balance falling below 25% of the registered capital. The fund accumulated by Jinan as at September 30, 2008 was $ 223,855 (RMB 1,825,359) and December 31, 2007 was $ 223,855 (RMB 1,825,359).

8.       Income Taxes

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

    The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109", (“FIN 48”), on January 1, 2007. The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48.

    The Company files income tax returns in the PRC jurisdictions. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

    In 2007, Pansoft’s operating subsidiary Jinan was subject to the enterprise income tax at the reduced applicable rate of 7.5%, as it was classified as a “software enterprise” and “high-technology enterprise”.

    On March 16, 2007, The National People’s Congress of China passed “The Law of the People's Republic of China on Enterprise Income Tax” (the “Enterprise Income Tax Law”). The Enterprise Income Tax Law became effective on January 1, 2008.  This new law eliminated the existing preferential tax treatment that is available to the foreign investment enterprises (“FIE”s) but provides grandfathering of the preferential tax treatment currently enjoyed by the FIE's. Under the new law, both domestic companies and FIE's are subject to a unified income tax rate of 25%. Jinan is currently applying for the re-approval for the special enterprise status in order to enjoy the preferential rate.

    Before it can obtain its re-approval of the status, it is subject to the new unified income tax rate.  Jinan’s two-year tax holiday ended in December 2007 and is currently eligible for the 50% exemption from tax for the years ending December 31, 2008 through December 31, 2010 under the grandfathering provisions in the Enterprise Income Tax Law.

    The benefit of the tax holiday for the nine months ended September 30, 2008 and 2007 was $ Nil as a result of losses reported for Chinese tax purposes and therefore, the benefit of the tax holiday on earnings per share for the nine months ended September 30, 2008 and 2007 was $ Nil.

A reconciliation of consolidated corporate income taxes at the statutory rate of 12.5% (2007 – 7.5%) and the Company’s effective income tax expense for nine months ended September 30, 2008 and 2007 is as follows:

	2008	2007
Income before provision for income taxes	$1,540,515	$1,144,280
Income tax at statutory rate	192,564	85,821
Temporary difference and other	237,815	(71,663)
Effect of tax exemption	-	(14,158)
Valuation allowance	(194,220)	-
Provision for income taxes	$236,159	$-

The significant components of future tax assets (liabilities) are as follows:
	Sept. 30	Dec. 31
	2008	2007
Timing difference on percentage of completion revenue recognition	$(255,822)	$(84,106)
Timing difference on write off of accounts receivable	40,359	41,666
Plant, equipment and capitalized software cost	(17,981)	(24,786)
Other temporary differences	(4,371)	49,457
Effect of tax exemption	-	17,769
Net future income tax liabilities	$(237,815)	$-

9.      Commitments and Contingencies

    On September 30, 2008, the Company was committed to annual operating lease payments for rental office and employee residence of $25,261.  These leases are renewed on an annual basis.

10.    Financial Instruments

Concentrations of credit risk

    Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash equivalents. The Company maintains cash and cash equivalents with high quality financial institutions and invests in low risk bank’s short term products.

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

    In addition, the RMB is not a freely convertible currency. The Company's subsidiaries are allowed to pay outstanding current account obligations in foreign currency but must present the proper documentation to a designated foreign exchange bank.  There is no certainty that all future local currency can be repatriated.

11.     Economic Dependence

    For three months ended September 30, 2008, three customers individually comprised 28%, 21% and 12% of revenue, compared with 69%, 4% and 1% respectively in 2007. The subsidiaries of the Company’s three major customers accounted for another 19% of revenue (2007 – 23%).

    For nine months ended September 30, 2008, three customers individually comprised 28%, 17% and 11% of revenue, compared with 53%, 9% and 5% respectively in 2007. The subsidiaries of the Company’s three major customers accounted for another 27% of revenue (2007 – 28%).

    There were three customers that individually comprise 27%, 14% and 10% of account receivable on September 30, 2008. Three customers individually made up 20%, 16% and 16% of account receivable at December 31, 2007.

12.     Segmented Information

    The Company has one operating segment, being the development and implementation of accounting and ERP applications.  All of Company’s assets and operations are located in the PRC and Hong Kong.

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

Overview

We are a leading developer of ERP software and professional services for participants in China’s oil and gas industry.  We have developed specific ERP software systems for PetroChina Company Limited and China National Petroleum Corporation, its state-owned parent company (together, “PetroChina”) and China Petrochemical Corporation/China Petroleum and Chemical Corporation and Sinopec Group, its state-owned parent company (together, “Sinopec”).  We are developing an ERP software development platform and  tend to serve for small-to-medium sized businesses (“SMEs”) in China.  In this platform, we combine solutions developed for our most sophisticated clients with network applications and developed “PanSchema”, through an Internet-based, software-as-a-service model designed to customize cost-effective software solutions for Chinese SMEs, though it is yet to be a significant revenue source.

The accompanying unaudited consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2007.

Overview of Business Operations in the Third Quarter and First Nine Months of 2008

We generate revenue through software systems development, integration and the provision of related support services. Our revenue during the fiscal quarter and nine months ended September 30, 2008, reflects the seasonal nature of our business. Our revenue has been subject to high seasonality, and the revenue recognized in the first six months of the year is usually smaller in proportion to that for the whole year. The same is true this year due to our clients’ budgeting and planning schedule. Nevertheless, we continued to experience steady demand for our services and also continued to generate revenue through the provision of our services to our petro-industrial client base during the three and nine month periods ended September 30, 2008.

Operating Results

The consolidated financial statements presented herein set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars. The financial data for the three months and nine months ended Septmber 30, 2008 reflect the operating results of the Company, in comparison with the financial data for the same period in 2007.

Summary of Gross Margin

	For the three months ended September 30,				For the nine months ended September 30,
	2008	2007	Change	%	2008	2007	Change	%
	(Unaudited)	(Unaudited)	US$		(Unaudited	(Unaudited)	US$

Sales	$2,171,038	$1,448,029	$723,009	50%	$3,548,302	$3,032,739	$515,563	17%
Cost of Sales	695,003	662,203	32,800	5%	1,725,420	1,738,873	(13,453)	(1%)

Gross Margin	$1,476,035	$785,826	$690,209	88%	$1,822,882	$1,293,866	$529,016	41%
GM Ratio	68%	54%			51%	43%

During the third quarter of 2008, revenue from large-scale software systems integration projects comprised a higher proportion of total revenue. Our total revenues were $ 2,171,038, a 50% increase from $ 1,448,029 in the third quarter of 2007. During the first nine months of 2008, total revenues were $ 3,548,302, a 17% increase from $3,032,739 in the first nine months of 2007. Due to the seasonality of our business, our revenues increased significantly in the third quarter of 2008 compared to previous quarters of the same year.

Cost of sales

Our cost of sales increased by $32,800, or 5% to $695,003 for the three months ended September 30, 2008, from $662,203 for the same period in 2007. Our cost of sales for the nine months ended September 30, 2008 was $1,725,420, a 1% decrease from $1,738,873 for the same period in 2007, as a result of cost control measures designed to contain total employee salaries, which is the major part of our cost of sales.

Gross Profit

For the three months ended September 30, 2008, our gross profit increased to $1,476,035 from $785,826 for the same period in 2007, an 88% increase. For the three months ended September 30, 2008, our gross profit as a percentage of revenue increased to 68%, from 54% for the same period in 2007. This increase in gross profit margin was mainly due to revenue growth in the third quarter of 2008. For the nine months ended September 30, 2008, our gross profit increased to $1,822,882 from $ 1,293,865 for the same period in 2007, a 41% increase. For the nine months ended September 30, 2008, our gross profit as a percentage of revenue increased to 51%, from 43% for the same period in 2007. This increase in gross profit margin was mainly due to increased revenue growth in the third quarter of 2008.

Summary of Expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2008	2007	Change	%	2008	2007	Change	%
	(Unaudited)	(Unaudited)	US $		(Unaudited)	(Unaudited)	US $
G/A expenses	$130,828	$26,958	$103,870	385%	$211,090	$100,911	$110,179	109%
Selling expenses	8,506	4,052	4,454	110%	15,037	$16,566	(1,529)	(9%)
Professional fees	27,112	30,462	(3,350)	(11%)	88,649	$30,462	58,187	191%
Stock option expense	38,815				38,815		38,815
Total	$205,261	$61,472	$143,789	234%	$353,591	$147,939	$205,652	139%

Administrative Expenses

Administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations. For the three months ended September 30, 2008, our administrative expenses increased to $130,828 from $26,958 for the three months ended September 30, 2007, a 385% increase. The increase in administrative expenses was mainly attributable to an increase in our administrative business trips and activities due to the initiation of our IPO as well as business expansion.

For the nine months ended September 30, 2008, our administrative expenses increased to $211,090 from $100,911 for the nine months ended September 30, 2007, a 109% increase. The increase is attributable to the factors referenced in previous paragraph The administrative expenses as a percentage of our revenue were 6%. This amount increased from 3% in the same period in 2007 due to factors referenced in the previous paragraph.

Summary of Other Income and Expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2008	2007	Change	%	2008	2007	Change	%
	(Unaudited)	(Unaudited)	US $		(Unaudited)	(Unaudited)	US $
Income from operations	$1,270,774	$724,354	$546,420	75%	$1,469,291	$1,145,927	$323,364	28%

Other income	0	0	0		537	64	473	739%
Finance cost	(455)	(66)	(389)	589%	(873)	(257)	(616)	240%
Interest income	27,555	8,207	19,348	236%	70,032	13,317	56,715	426%
Gain on disposition of Property and equipment	154	8,209	(8,055)	(98%)	1,528	9,629	(8,101)	(84%)
Loss on equity investment	0	(14,858)	14,858	(100%)	0	(24,000)	24,000	(100%)
Income for income taxes	$1,298,028	$725,846	$572,182	79%	$1,540,515	$1,144,280	$396,235	35%
Provision for future income taxes	(236,159)	0	(236,159)		(236,159)	0	(236,159)
Net income	$1,061,869	$725,846	$336,023	46%	$1,304,355	$1,144,280	$160,075	14%
Other Comprehensive income	58,851	45,540	13,311	29%	352,879	100,399	$252,480	251%
Comprehensive income	$1,120,720	$771,386	$349,334	45%	$1,657,234	$1,244,679	$412,555	33%

Income from Operations

Income from operations was $1,270,774 for the three months ended September 30, 2008, a 75% increase from $724,354 for the same period in 2007. Income from operations was $1,469,291 for the nine months ended September 30, 2008, a 28% increase from $1,145,927 for the same period in 2007 because of increased revenue growth in the first nine months of 2008. However, the margin increase was not as high as the revenue growth due to large expenses incurred for the IPO process and higher salaries paid to developers.

Income Tax Expense

Jinan is an FIE engaged in the advanced technology industry. Therefore, the Company is entitled to a two-year exemption from income tax followed by a 50% tax reduction for the next three years. Income tax expense for the three and nine months ended September 30, 2008 was Nil due to a loss reported for PRC tax purposes. For the same period in 2007, income tax expense was Nil because we were granted the FIE tax exemption by PRC tax authorities.

Interest Income

    Interest income was $27,555 for the three months ended September 30, 2008 and $70,032 for the nine months ended September 30, 2008, a 236% increase from negative interest income for the three month period ended September 30, 2007 and a 426% increase for the nine months ended September 30, 2007. The increase in interest income was mainly due to improved cash fund management and investment in selected bank certificate programs with relatively higher returns and little risk for principals

Net Income

As a result of the factors described above, net income was $1,061,869 for the three months ended September 30, 2008, an increase of $336,023 or 46% from the same period in 2007. For the nine months ended September 30, 2008, net income was $1,304,355 an increase of $ 160,075 or 14% from the same period in 2007.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of September 30, 2008, we had cash and cash equivalents of $10,171,204

Our cash and cash equivalents substantively increased due to the proceeds from the IPO. Management believes that The Company’s current available working capital should be adequate to sustain its operations at current levels through at least the next twelve months and will provide the Company with the funds necessary to execute its business strategy.

Comparison of nine months ended September 30, 2008 and 2007

Net cash used in operating activities totaled $489,440 for the nine months ended September 30, 2008, compared to net cash provided by operations of $529,986 for the nine months ended September 30, 2007. This change of cash flow from operation resulted primarily from the following changes in operating assets and liabilities:

•	$1,988,200 increase in accounts receivables;
•	$37,408 increase in prepayments, deposits and other receivables;
•	$49,132 increase in work in progress;
•	$264,672 decrease in accounts payable and accrued liabilities;
•	$79,458 decrease in net government grants received; and
•	$6,556 increase in deferred revenue.

The increase in accounts receivable was due to the fact that project payments from our major customers slowed down during the first nine months of 2008. The decrease in prepayments, deposits and other receivables resulted from a reduction in capitalized IPO related expenses and a write-off of a receivable from a law suit settlement. The increase in work in progress resulted from substantial software development work in a project for a major customer for which the contract had not yet been signed. The decrease in accounts payable and accrued liabilities is the result of a reduction in employee bonuses because revenue targets were not achieved. The increase in deferred revenue was the result of payments from customers for which revenue was not earned or recognized.

Net cash used in investing activities was $568,140 for the nine months ended September 30, 2008, compared to net cash used in investing activities of $166,893 for the nine months ended September 30, 2007. The cash used in investing activities for the nine months ended September 30, 2008 consisted of computer equipment related to software development. The cash used for investing activities during the nine months ended September 30, 2007 consisted of the purchase software development costs and computer equipment.

Cash flows provided by financing activities amounted to $7,648,549 for the nine months ended September 30, 2008, compared with net cash used in financing activities of $257,433 for the nine months ended September 30, 2007. The cash provided by financing activities during the nine months ended September 30, 2008 was from the net proceeds of the IPO in the third quarter. The cash used in financing activities during the nine months ended September 30, 2007 was for the payment of dividends.

The Company’s working capital substantially increased from $4,196,122 at December 31, 2007 to $13,088,061 at September 30, 2008 due to the proceeds from the IPO which were added to the cash account.

Total current assets at September 30, 2008 amounted to $13,541,871, an increase of $8,878,724 compared to $4,663,147 at December 31, 2007. The substantial increase was mainly due to the addition of IPO proceeds to the cash account.

Current liabilities amounted to $453,810 on September 30, 2008, compared to $467,025 at December 31, 2007. Although the amount did not change significantly, the composite of the current liabilities has changed. Accounts payable and accrued liabilities decreased by $224,297. Accounts payable and accrued liabilities primarily consisted of payables for management bonus, salary accruals and audit fees. The Company paid out most of fiscal 2007 outstanding account payable balance and employee bonus accrual during first nine months of 2008. On the other hand, the Company accrued $237,815 payable future income taxes due to the timing difference of recognizing revenue.

The current ratio increased from 9.98 at December 31, 2007 to 29.8 at September 30, 2008. The substantial change in the Company’s current ratio primarily resulted from the addition of IPO proceeds to the cash account. Management believes this changed current ratio indicates strong operating liquidity and expansion investment funds available for Company use.

Seasonality of our Sales

Historically, the Company’s operating results and operating cash flows were subject to seasonal variations. The Company’s revenues recognized in the first two quarters are usually lower in proportion of that for the whole year. This is due to the fact that the Company generates revenue primarily through software systems development, integration and provision of related support services provided to large oil businesses in China. It is common for our large clients to sign large contracts in later quarters, especially fourth quarter of a year. We expect this pattern to continue and may be even more drastic, as a result of new market opportunity and new client development.

Inflation

Inflation does not materially affect our business or the results of our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements

Markets and Outlook

Although China’s economy is cooling down, and its annual growth rate is now less than 10% for the first time in the last 10 years due to the current world wide financial crisis, the Company believes the demand for its services will remain strong as the oil industry in China. The Company does not expect the financial crisis to have a significant negative impact on its fourth quarter 2008 and 2009 revenue. Management believes that the Company’s balance sheet is strong and that it possesses a competitive position in its market. The Company’s management believes that its revenues will increase at least 5% over 2007

The Company is focusing on developing new business by leveraging its advanced technology and applications development know-how on relating to customization and system integration services, by continuing to develop knowledge of the markets it is in, and expanding its reach into new areas. The Company anticipates it will provide customization, integration services and solutions to large clients in new industries to distinguish it from other competitors that are selling generic software products in this competitive market. More and more, large businesses have selected IT service providers as their business strategic partners to build their own competitive advantages. These businesses are Pansoft’s potential clientele.

With strong cash position at hand, The Company is currently looking for potential merger and acquisition targets that will allow the Company to enter different markets.

Looking forward, management believes that demand for its services will continue to grow as the Company ramps up its development capacity. As a result of the Company’s brand name and reputation in the ERP industry for delivering high quality services at competitive prices in China, management believes that it will continue to deliver solid revenue and profitability growth.

Item 3.                                Quantitative and Qualitative Disclosures About Market Risk

Concentrations of credit risk

Accounts receivable potentially subject the Company to concentrations of credit risk.  Management is of the opinion that any risk of accounting loss is significantly reduced due to the financial strength of the Company’s major customers.  The Company performs ongoing credit evaluations of its customers’ financial condition and evaluates management performance based on proceeds collected from projects.  Consequently, exposure to credit risk is accordingly limited.

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

Item 4/4T.                      Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2008, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on the foregoing, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PANSOFT COMPANY LIMITED

November 14, 2008	By:	/s/ Allen Zhang
Allen Zhang
Vice President of Finance
(Principal Financial and Accounting Officer)