Form 10-K
period 2008-12-31
Pansoft CO LTD
filed 2009-03-27
CIK 1430452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number   001-34168

Pansoft Company Limited
(Exact name of registrant as specified in its charter)

British Virgin Islands (State or other jurisdiction of incorporation or organization)	Not Applicable (I.R.S. employer identification number)

3/F Qilu Software Park Building
Jinan Hi-Tech Zone
Jinan, Shandong,
People's Republic of China 250101
(Address of principal executive offices and zip code)

86-531-88871166
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0059	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐No   ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐  No   ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes  ☑  No    (2) Yes   ☑ No  

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer              ☐        Accelerated filer               ☐    Non-accelerated filer     ☐    Smaller reporting company      ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter

Not applicable. Trading of the registrant's common shares on the NASDAQ Capital Market did not commence until September 9, 2008.

The Company is authorized to issue 30,000,000 common shares, par value $0.0059 per share.  As of March 15 , 2009, the Company has 5,438,232 common shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

This Form 10-K incorporates the registration statements on Form S-1 filed with the Commission on May 14 and August 29, 2008, as amended (file nos. 333-150922 and 333-153280) (the "Registration Statements") and the related prospectus filed pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended (the "Securities Act") on September 8, 2008.

PANSOFT COMPANY LIMITED

FORM 10-K

For the Fiscal Year Ended December 31, 2008

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to projected earnings and/or revenue growth, trends and strategies, future operating and financial results, financial expectations and current business indicators, are based upon current information and expectations and are subject to change based on factors beyond the control of Pansoft Company Limited (the "Company"). Forward-looking statements typically are identified by the use of terms such as "look," "may," "will," "should," "might," "believe," "plan," "expect," "anticipate," estimate" and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to the following:

•	its dependence on a limited number of larger customers;

•	political and economic factors in the People's Republic of China;

•	the Company's ability to expand and grow its lines of business;

•	unanticipated changes in general market conditions or other factors, which may result in cancellations or reductions in need for the Company's services;

•	a weakening of economic conditions which would reduce demand for services provided by the Company and could adversely affect profitability;

•	the acceptance in the marketplace of the Company's new lines of services;

•	foreign currency exchange rate fluctuations;

•	the Company's ability to identify and successfully execute cost control initiatives; or

•	other risks outlined above and in the Company's other filings made periodically by the Company.

    Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update, revise or amend this forward-looking information. Nonetheless, the Company reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this report. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

    Except where the context otherwise requires and for purposes of this report only: the terms "we," "us," "our company," "our" and "Pansoft" refer to Pansoft Company Limited, and its operating subsidiary, Pansoft (Jinan) Co., Ltd. ("PJCL"); "shares" and "common shares" refer to our common shares;"China" and "PRC" refer to the People's Republic of China, and for the purpose of this report only, excluding Taiwan, Hong Kong and Macau; and all references to "RMB," "Renminbi" and "¥" are to the legal currency of China and all references to "USD," "U.S. dollars," "dollars," "U.S. $" and "$" are to the legal currency of the United States.

PART I

ITEM 1.    OUR BUSINESS

General

    Pansoft is a leading ERP software solutions and services provider for the oil and gas industry in China. Our ERP software provides comprehensive solutions to various business operations including accounting, order processing, shipping, invoicing, inventory control and customer relationship management. We provide solutions for our clients's application software systems, including system integration and legacy software expansion and integration, including SAP, Oracle and banking systems. We also provide solutions for our clients' specific needs, addressing their management issues, and sell ready-to-use software subsystems and components. We provide training, maintenance and execution service for our clients, such as SAP execution. We have developed customized ERP software systems for Sinopec and PetroChina and their parents and subsidiaries, large oil companies formed when the Chinese government decided to decentralize the oil industry in China.

    We expect, over time, to provide customized ERP software solutions to a wider variety of industries, including, but not limited to the pharmaceutical, energy and telecommunications industries. Our software solutions business is enhanced and supported by our consulting services and ongoing maintenance on existing software installations.

Our Strengths

    We believe we have developed a number of strengths since our inception, by virtue of entering into China's petroleum industry as a software developer during the industry's formative years. In particular, we believe we have the following strengths:

•
Strong Core Clients. We currently provide services to some of China's largest corporations in PetroChina, Sinopec and their parents and subsidiaries. We believe that these clients, by virtue of their sophistication and demands, improve the products and services we ultimately develop for them.

•
Software integration capability. Our team has extensive hands-on experience working with well-known internationally branded software packages such as SAP, SAP tool-ABAR, Oracle package, bank software systems and other legacy software frequently used by Chinese customers and has developed various interfaces and database transformation systems to integrate distinct systems into a single workable platform, as well as developing extended system, to satisfy our clients' comprehensive or particular needs.

•
Software compatibility improvement capability. Our software integration strategy is not simply to add on different software packages to a platform; instead, we seek to improve existing or standard software systems and make them compatible with our clients' operation features in different industries. In order to do so, we believe it is important to understand the various legacy software systems thoroughly and also to be proficient in various operating systems (Unix, Linux and Windows), frameworks (J2EE, Microsoft.net), database management systems (Oracle, Sybase, SQL Server, DB2) and network middleware (Websphere). We have developed expertise in these disparate areas and believe that such experience provides a competitive advantage to us as well as a base for our future business expansion.

•
Functionality expansion capability. In our software improvement process, new and unique functions are developed and built into our new platform or applications in accordance with clients' requirements.

•
On-demand business process reengineering capability. Based on strong domain knowledge and industrial expertise, our team can analyze our clients' demand or requirements effectively and reengineer business process with thorough comprehension on the business nature and operational details.

•
Dedicated support, training, maintenance and execution client services. We believe that our expertise across a number of software packages to develop custom solutions for our clients brings another benefit to our clients: we provide technical support, training, maintenance and execution services to our clients as well. As over 100 of our 137 employees are currently either involved in research and development or technical support, we believe we can meet our clients' support, training, maintenance and software execution needs.

•
Accumulated solutions and Pan series of packages, components, and integration/quick- development tools. We believe our experience in assisting large business operations in the oil and gas sector translates well to other industries. We believe our self-developed packages, components and development tools allow us to provide efficient sophisticated software integration for our clients. Our Pan series tools and components include the following:

•
PanBI: A platform of business data analysis, model building, statements processing and data storage building. Business decision can be improved and made in timely manner based on accurate data and comprehensive analysis with built-in functions of data collection, data mining and analysis in this system.

•
PanXI: Database management platform derived from "Pansoft General Financial Interface System" to convert business operational data to accounting system and generate financial documents. PanXI Version 1.0 expanded the functions to form a platform for data exchange, data extraction, clearance transformation and loading (ETL), operating with various data sources and conversion of codes.

•
PanMM: A supply chain management software for large enterprise, with functions of project management, procurement management, budget management, settlement management, inventory management and etc. especially for high-level professional management and complex procurement process. It is developed to support Oracle, Sybase ASE or Microsoft SQL, and simultaneously enhances the integration of other components and interface with the financial software via PanXI.

•
PanSchema: An efficient developing platform based on MDA (Model Driven Architecture) technology and focused on management information products. PanSchema provides SOA (Service Oriented Architecture) components with the ability to establish the models for the components and then to generate the code automatically. Meanwhile, many embedded ERP business components and complete ERP software sets for different industries have been integrated into the platform. We believe PanSchema will enhance our development capability significantly, improve our software quality and reduce development costs.

Background of the Chinese Software Industry

    The Chinese government began to focus upon technology and science shortly after the formation of the PRC. From 1949 to 1978, the Chinese government directly controlled all research, development and engineering activities through the State Development Planning Commission and the State Science and Technology Commission. In the 1980s, the Chinese government began to implement market-oriented economic reforms designed to improve Chinese science and technology industry. During this period, China also reduced the central government's control over the operation of research oriented businesses. In the late 1980s, the Chinese government authorized the operation of the first Chinese software companies. In the 1990s, Chinese policymakers again attempted to enhance the development of Chinese high technology businesses by experimenting with the additional reduction of governmental control while also providing new forms of ownership for these businesses. In addition, in 1992, the Chinese government liberalized market access by adopting policies that favored foreign investment in high technology businesses. By the end of the 1990s, the Chinese government had abandoned most of its control over many high technology businesses and adopted a progressive tax structure designed to further encourage the financial development of these businesses. These policies positively impacted the development of Chinese software businesses. From 1992 to 2000, the Chinese software industry grew at an annual rate of more than 30%, albeit from a very small base. Today, the Chinese software industry continues to grow at a rapid pace. The Chinese software industry reached RMB580 billion in sales during 2007, an increase of 20% over 2006. China's ERP sales were RMB3.4 billion in 2007, accounting for approximately 1.47% of total global ERP sales (Zikoo, Chinese Software Industry Report 2007-2008). Notwithstanding the rapid growth, however, China still lags behind other developed countries as its software industry accounts for less than 6% of the global software market.

China's Economic Development

    China's population of approximately 1.3 billion people is expected to grow by roughly 15 million people per year. The country's gross national product has grown at a rate of approximately 9% for more than 25 years since early 1980 after economic reform was established, making it the fastest growth rate for a major economy in recorded history. In the same period, China has moved more than 300 million people out of poverty and quadrupled the average Chinese personal income. The potential of this market is noted by the fact that 400 of the world's largest 500 companies have invested in China.

    In 2008, the Chinese government was posed with the difficult task of regulating economic growth while attempting to control inflation. However, the government attempt to slow down a heating economy had to halt in wake of the world wide financial crisis. The China's growth rate is projected to slow down to 8~9% annually in 2009. See "Risk Factors - A slowdown in the Chinese economy or an increase in its inflation rate may slow down our growth and profitability."

Pansoft Solutions - Oil and Gas Industry

    Our most important line of service, from an economic perspective, that we provide is ERP solutions for Chinese oil and gas companies. While this category currently provides substantially all of our revenues, we anticipate that, over time, this category will provide approximately 70% of our revenues. We began providing these services in 2001 and currently provide these services to Sinopec and PetroChina, two large oil companies formed when the Chinese government decided to decentralize the oil industry in China. These ERP services for the oil and gas industry focus on providing our customers with a fully centralized financial and accounting system. In addition, we have begun to provide services for our customers' other business units, including planning, statistics, process control, business intelligence and equipment management. Some of the projects we have provided for our oil and gas company clients include the following:

    PanFMIS centralized financial and accounting system. We developed extension software integrating with our customer's SAP R3 system to assist the client in gaining control over thousands of Responsibility Centers within the company, thereby consolidating accounting company-wide.

    PanCRM Petrol Station petrol station Customer Relationship Management system. We developed an extension application integrating with our customers' MasterCard system. This system provides more diversified customer relationship information services to the customer, which include all of the customer's key purchase behavior information. We anticipate that the system will soon be integrated with the VISA card system.

    PanPlanning Information System for China Oil planning and statistics system. We developed an extension based on our customer's Oracle Database software to realize the customer's planning and statistics functions. Part of the information can be collected from the customer's SAP software. We have completed the trial program and anticipate being able to commercialize this product within the next few years.

    PanBI data warehouse intelligent management and reporting platform. We developed an extension based on Oracle DBMS, which can be integrated with our customer's SAP and other application software to serve as the basic warehouse and reporting platform for all of the information

    One of the challenges in providing these services when we began was that our customers in the oil and gas industry tended to be large and compartmentalized, with numerous subsidiaries that maintained separate books within the same company. Our goal has been to allow the integration of the various business units within a company so that its finances are consolidated. Because we cooperated with our clients in developing the ERP software, we believe that these solutions have been adopted by our customers and meet their current needs.

Maintenance Services

    Following the installation of our software solutions, clients will typically require ongoing maintenance support to ensure the efficient operation of their system. These services are designed to assist our customers with integration issues and to respond to questions that may arise. These services include:

•	database operation maintenance, space management, data migration and database tune-ups
•	system servicing, device management, system updating and version control
•	application servicing, debugging, real-time servicing, and application of interfaces with other business systems
•	call center services
•	training in ongoing system operation

    Our license contracts generally include maintenance services for the term of the applicable license.

Research and Development

    We focus our research and development efforts on improving our development efficiency and the quality of our products and services. As of December 31, 2008, our research and development team consisted of 90 experienced developers and programmers.  In addition, some of our support employees regularly participate in our research and development programs. In the fiscal years ended December 31, 2008 and 2007, we spent $219,861 and $205,632, respectively, on research and development activities.

Sales and Marketing

    Our new business was developed under our direct marketing and sale strategy. As we continued to solidify our business relationship with these companies, we did not require extensive marketing efforts and did not incur the costs associated therewith. We plan to expand our business beyond the Chinese oil and gas industry in the near future and have newly established a team of sales and marketing professionals at the end of 2008 which is dedicated seeking for new clients, new project and new market as a part of our new corporate business expansion strategy. Consequently, in order to successfully increase the scope of our client base over the next several years, we expect to see our selling expenses as a percentage of revenue to increase as a result, in part, of our expanded marketing efforts. We expect that our marketing efforts will require a period of time before resulting in additional sales.  We also expect that our selling expenses will correspondingly increase.

Our Strategies

    Positioning Our Company in the Market

    We intend to focus on localization development and services integrated with legacy systems, including SAP, Oracle and banking systems, to satisfy the demands and particular requirements of large and multiple-business operation firms, especially in China's state-owned business sector. Instead of competing directly with large firms like SAP and Oracle or attempting to provide equivalent software to the software provided by smaller Chinese firms, we intend to establish our market position in the following ways:

•
Client orientation: We focus on larger business users with centralized management requirements to cover multiple operations over many locations. These clients can usually allocate sufficient funding for software system integration and development. Moreover, we aim establishing long term business relationship with our clients. Our persistent commitment serving for large clients will lead us to the position of their IT partner contributing to establish their competitive edge over others and to expand their business under the strategies with IT technology

•
Application and technology orientation: We develop new applications and software system by integrating SAP, Oracle and other legacy systems and improving their compatibility to be adapted into local business environment and business practice in China.

•
Service orientation: For our larger clients, we serve on-demand and customized software solutions to re-engineer business operation process in a sophisticated structure, rather than standard software packages.

•
Compatible/complementary orientation: We develop solutions for clients to make standard or international software packages adapted to their legacy systems and database, rather than developing brand-new solutions to exclude the legacy systems. Although some of our software may be "Stand-alone" software, we generally position our solutions and applications as complementary to Oracle and SAP software, rather than as replacements for such software.

    Growing and Expanding our Business

•
Aggressive business merger/acquisition planned. While we continue our efforts to grow our businesses in the oil and energy industries and to further enhance our strength and position in this market, we aggressively targeted software service businesses with in-depth industrial expertise and solid client base operating in different industries as our strategy stepping into different industries with a few large players.

•
Expanding industrial clientele for Financial Management Information System ("PanFMIS") application. We developed PanFMIS beginning in August 2006 for one of our larger customers. Currently, this customer and its 2000 subsidiaries use PanFMIS to support its accounting operations. PanFMIS currently satisfies the requirement of China's new GAAP as well as U.S. GAAP. We are expanding PanFMIS's application to other corporate users in the energy industry by taking advantage of similarities of business operations among the corporations in the industry.

•
Expanding to other industry sectors. We intend to expand our applications to large firms in other industries with our strength of on-demand software development and integration experience, domain knowledge and the accumulated modules, components and tools.

•
Expanding the application fields. We intend to expand our software system application field from accounting systems to, among other areas, financial management systems, resource planning systems, internal control systems, and risk management systems for clients that are looking for a centralized and integrated model.

•
Expanding to international market. Following the international expansion pace of some of our large Chinese clients, such as PetroChina and Sinopec, we intend to expand our applications and systems for use in our clients' offshore operations. We believe that this organic expansion may also allow us to compete in regional market overseas once our software is adapted for use in these regions. We have established our Hong Kong branch in January 2009.

•
Expanding to subsidiary application users. We expect to expand our applications, especially our FMIS system, from headquarters users to subsidiary users at a variety of levels in the company organizational structure by continuing to develop our relationships with our customers' various corporate levels.

Customers

    Our largest clients are some of China's largest oil and petroleum companies, Sinopec, China National Petroleum Corporation (CNPC) and PetroChina and their subsidiaries. These companies currently account for over 93% of our revenues in the year ended at Decemeber 31, 2008.

    PetroChina. PetroChina is China's largest integrated oil and gas company. As of 2006, it was the second largest company in the world in terms of number of employees. PetroChina and its subsidiaries accounted for approximately for 31.8% and 42.6% of our total revenue in 2008 and 2007, respectively. CNPC, a Chinese state-owned oil and gas corporation, and its subsidiaries accounted for approximately 18.6 and 13.9% of our total revenue in 2008 and 2007, respectively.

    Sinopec. Sinopec is the second largest petroleum company in China. Sinopec's business includes oil and gas exploration, refining, and marketing; production and sales of petrochemicals, chemical fibers, chemical fertilizers, and other chemical products; storage and pipeline transportation of crude oil and natural gas; import, export and import/export agency business of crude oil, natural gas, refined oil products, petrochemicals, and other chemicals. In 2006, it was ranked 23rd in Fortune's Global 500. Sinopec and its subsidiaries accounted for approximately 43% and 36.2% of our revenues in 2008 and 2007, respectively.

Competition

    We believe our competitors generally fall into three categories: (i) large, often international, ERP software providers; (ii) smaller, Chinese centered ERP software providers; and (ii) the in-house information technology departments of potential clients.

    Large ERP Providers

    The ERP software industry internationally is dominated by a small number of large companies, including SAP, IBM, Accenture, Sun, Oracle and Microsoft. In addition, China has several large, general purpose ERP companies, such as Kingdee and UFIDA. To date, Chinese companies like UFIDA and Kingdee have enjoyed success due in large part to early entrants into the market and an ability to charge less for services than international ERP providers typically charge.

    At present, we are not aware that these large ERP providers have focused on developing ERP solutions tailored to our larger customers and integrate the legacy systems of these users, including, in particular Chinese oil companies, our primary clients. By virtue of the size of their companies and the number of clients they serve, however, these large ERP providers may be able to develop software with greater functionality than our software currently provides. Additionally, these companies may have developed similar software to what we provide for use in the oil industry generally and may be able to adapt the software for use in China. Further, these large companies have significantly greater resources than we do, and the resources required to develop software with similar functionality to our software would likely represent a much smaller percentage of their revenues. To the extent such large ERP providers have or obtain the expertise necessary to provide ERP solutions to companies in China's oil industry and make a concerted effort to do so, they may harm our market share in this area.

    Smaller ERP Providers

    Where the large ERP providers have typically focused on developing robust ERP packages for use in a variety of industries, a number of smaller Chinese companies have focused on developing tailored ERP software for use within a given company, industry or market segment. To our knowledge, none of these smaller ERP providers has developed software equivalent to what we provide for use in China's oil industry.

    While larger, and especially international, ERP providers have tended to compete on the basis of the robustness of their ERP packages, smaller ERP providers have generally competed based on the price and ease-of-use of their products. To the extent an ERP provider is successful in developing functionally equivalent software to what we provide and offers such software for a significantly lower price than we charge, it may have a negative effect on our market share.

    In-House Information Technology Departments

    While it is still uncommon for even the largest Chinese companies to develop their own ERP solutions in-house, we consider the in-house information technology departments of large clients to be potential competitors for our company. If, for example, one of our largest clients decided to develop its own ERP solutions, we would be at risk for losing the entire account. The likelihood of one of our clients to deciding to develop its own ERP software is impossible for us to assess or for us to prevent in the event such a client makes the decision to do so. As a result, we try to maintain strong relationships with our clients in general, and our largest clients in particular, so that we remain apprised of their satisfaction with the services we provide and the prices we charge. While such satisfaction is not a guarantee that a given client will continue to use our software rather than developing its own software, we believe that a satisfied customer is more likely to continue to use our software than to develop its own.

Government Regulation

    Restriction on Foreign Ownership

    The principal regulation governing foreign ownership of software businesses in the PRC is the Foreign Investment Industrial Guidance Catalogue, effective as of December 11, 2007 (the "Catalogue"). The Catalogue classifies the various industries into four categories: encouraged, permitted, restricted and prohibited. As confirmed by the government authorities, PJCL, our operating subsidiary, is engaged in an encouraged industry. PJCL is, accordingly, entitled to preferential treatment granted by the PRC government authorities, such as exemption from tariffs on equipment imported for its own use.

    Regulation of Foreign Currency Exchange and Dividend Distribution

    Foreign Currency Exchange. The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations (1996), as amended, and the Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996). Under these regulations, Renminbi are freely convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions, but not for most capital account items, such as direct investment, loan, repatriation of investment and investment in securities outside China, unless the prior approval of SAFE or its local counterparts is obtained. In addition, any loans to an operating subsidiary in China that is a foreign invested enterprise, cannot, in the aggregate, exceed the difference between its respective approved total investment amount and its respective approved registered capital amount. Furthermore, any foreign loan must be registered with SAFE or its local counterparts for the loan to be effective. Any increase in the amount of the total investment and registered capital must be approved by the PRC Ministry of Commerce or its local counterpart. We may not be able to obtain these government approvals or registrations on a timely basis, if at all, which could result in a delay in the process of making these loans.

    The dividends paid by the subsidiary to its shareholder are deemed shareholder income and are taxable in China. Pursuant to the Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), foreign-invested enterprises in China may purchase or remit foreign exchange, subject to a cap approved by SAFE, for settlement of current account transactions without the approval of SAFE. Foreign exchange transactions under the capital account are still subject to limitations and require approvals from, or registration with, SAFE and other relevant PRC governmental authorities.

    Dividend Distribution. The principal regulations governing the distribution of dividends by foreign holding companies include the Foreign Investment Enterprise Law (1986), as amended, and the Administrative Rules under the Foreign Investment Enterprise Law (2001).

    Under these regulations, foreign investment enterprises in China may pay dividends only out of their retained profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, foreign investment enterprises in China are required to allocate at least 10% of their respective retained profits each year, if any, to fund certain reserve funds unless these reserves have reached 50% of the registered capital of the enterprises. These reserves are not distributable as cash dividends.

    Notice 75. On October 21, 2005, SAFE issued Notice 75, which became effective as of November 1, 2005. According to Notice 75, prior registration with the local SAFE branch is required for PRC residents to establish or to control an offshore company for the purposes of financing that offshore company with assets or equity interests in an onshore enterprise located in the PRC. An amendment to registration or filing with the local SAFE branch by such PRC resident is also required for the injection of equity interests or assets of an onshore enterprise in the offshore company or overseas funds raised by such offshore company, or any other material change involving a change in the capital of the offshore company.

    Moreover, Notice 75 applies retroactively. As a result, PRC residents who have established or acquired control of offshore companies that have made onshore investments in the PRC in the past are required to complete the relevant registration procedures with the local SAFE branch by March 31, 2006. Under the relevant rules, failure to comply with the registration procedures set forth in Notice 75 may result in restrictions being imposed on the foreign exchange activities of the relevant onshore company, including the increase of its registered capital, the payment of dividends and other distributions to its offshore parent or affiliate and capital inflow from the offshore entity, and may also subject relevant PRC residents to penalties under PRC foreign exchange administration regulations.

    PRC residents who control our company are required to register with SAFE in connection with their investments in us. Such individuals completed this registration in 2007. If we use our equity interest to purchase the assets or equity interest of a PRC company owned by PRC residents in the future, such PRC residents will be subject to the registration procedures described in Notice 75.

    New M&A Regulations and Overseas Listings

    On August 8, 2006, six PRC regulatory agencies, including the Ministry of Commerce, the State Assets Supervision and Administration Commission, the State Administration for Taxation, the State Administration for Industry and Commerce, CSRC and SAFE, jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the New M&A Rule, which became effective on September 8, 2006. This New M&A Rule, among other things, includes provisions that purport to require that an offshore special purpose vehicle formed for purposes of overseas listing of equity interests in PRC companies and controlled directly or indirectly by PRC companies or individuals obtain the approval of CSRC prior to the listing and trading of such special purpose vehicle's securities on an overseas stock exchange.

    On September 21, 2006, CSRC published on its official website procedures regarding its approval of overseas listings by special purpose vehicles. The CSRC approval procedures require the filing of a number of documents with the CSRC and it would take several months to complete the approval process. The application of this new PRC regulation remains unclear with no consensus currently existing among leading PRC law firms regarding the scope of the applicability of the CSRC approval requirement.

    Our PRC counsel, Sinowing Law Firm, has advised us that, based on their understanding of the current PRC laws and regulations:

•	CSRC currently has not issued any definitive rule or interpretation concerning whether offerings like ours under this prospectus are subject to this new procedure; and
•
In spite of the above, given that we have completed our restructuring and established an offshore holding structure before September 8, 2006, the effective date of the new regulation, and given that this regulation is not retroactive, it does not require that an application be submitted to CSRC for its approval of the listing and trading of our common shares on the NASDAQ Capital Market, unless we are clearly required to do so by future CSRC rules or interpretations.

Intellectual Property Rights

Patent

    The PRC has domestic laws for the protection of rights in copyrights, patents, trademarks and trade secrets. The PRC is also a signatory to all of the world's major intellectual property conventions, including:

•	Convention establishing the World Intellectual Property Organization (WIPO Convention) (June 4, 1980)

•	Paris Convention for the Protection of Industrial Property (March 19, 1985)

•	Patent Cooperation Treaty (January 1, 1994)

•	The Agreement on Trade-Related Aspects of Intellectual Property Rights (TRIPs) (November 11, 2001)

    Patents in the PRC are governed by the China Patent Law (March 12, 1984), as amended and its Implementing Regulations (January 19, 1985), as amended.

    The PRC is signatory to the Paris Convention for the Protection of Industrial Property, in accordance with which any person who has duly filed an application for a patent in one signatory country shall enjoy, for the purposes of filing in the other countries, a right of priority during the period fixed in the convention (12 months for inventions and utility models, and 6 months for industrial designs).

    The Patent Law covers three kinds of patents, namely, patents for inventions, utility models and designs. The Chinese patent system adopts the principle of first to file. This means that, where multiple patent applications are filed for the same invention, a patent will be granted only to the party that filed its application first. Consistent with international practice, the PRC only allows the patenting of inventions or utility models that possess the characteristics of novelty, inventiveness and practical applicability. For a design to be patentable, it should not be identical with or similar to any design which, before the date of filing, has been publicly disclosed in publications in the country or abroad or has been publicly used in the country, and should not be in conflict with any prior right of another.

    PRC law provides that anyone wishing to exploit the patent of another must conclude a written licensing contract with the patent holder and pay the patent holder a fee. One rather broad exception to this, however, is that, where a party possesses the means to exploit a patent for inventions or utility models but cannot obtain a license from the patent holder on reasonable terms and in a reasonable period of time, the PRC State Intellectual Property Office ("SIPO") is authorized to grant a compulsory license. A compulsory license can also be granted where a national emergency or any extraordinary state of affairs occurs or where the public interest so requires. No compulsory license, however, has been granted by the SIPO up to now. The patent holder may appeal such decision within three months from receiving notification by filing a suit in a People's Court.

    PRC law defines patent infringement as the exploitation of a patent without the authorization of the patent holder. A patent holder who believes his patent is being infringed may file a civil suit or file a complaint with a PRC local Intellectual Property Administrative Authority, which may order the infringer to stop the infringing acts. A preliminary injunction may be issued by the People's Court upon the patentee's or the interested parties' request before instituting any legal proceedings or during the proceedings. Evidence preservation and property preservation measures are also available both before and during the litigation. Damages in the case of patent infringement is calculated as either the loss suffered by the patent holder arising from the infringement or the benefit gained by the infringer from the infringement. If it is difficult to ascertain damages in this manner, damages may be determined with reference to the license fee under a contractual license.

Trademark

    The PRC Trademark Law, adopted in 1982 and revised in 2001, with its implementation rules adopted in 2002, protects registered trademarks. The Trademark Office of the State Administration of Industry and Commerce ("SAIC"), handles trademark registrations and grants trademark registrations for a term of ten years.

Software and Systems Integration Industries

    China's State Council and a number of ministries and agencies issued a series of rules and regulations aimed at stimulating the growth of the software and systems integration industries in China. The principal regulations governing the software and systems integration industries include:

•	Interim Administration Measures for Qualification of Systems Integration of Computer Information (1999)

•	Certification Standards and Administration Measures of Software Enterprises (2000)

•	Interim Appraisal Condition for Qualification Grade of Systems Integration of Computer Information (2000)

•	Certain Policies for Encouraging Development of the Software Industry and Integrated Circuits Industry (2000)

•	Software Products Administration Measures (2000)

•	Interim Administration Measures for Qualification of Systems Integration of Computer Information Concerning State Secrets (2001)

•	Administrative Measures on Verification of Key Software Enterprises within the State Plan (2005)

    Under these regulations, except for software developed for self-use, software products developed in China are subject to a registration system administered by the MII and its local branches or agencies empowered by it. This registration system requires software developers to obtain registration certificates for their software products. A software product cannot be sold in China without such registration.

    Companies in China engaged in systems integration are required to obtain qualification certificates from MII. Companies planning to set up computer information systems are required to engage only systems integration companies with appropriate qualification certificates. The qualification certificate is subject to bi-annual review and is renewable every four years.

    The Qualification Certificate for Integration of Computer Information Systems concerning State Secrets granted by the State Secrecy Bureau will be required for a company to engage in computer systems integration activities involving state secrets. In principle, the State Secrecy Bureau will only issue special qualification certificate to Chinese domestic companies. Foreign invested companies, including Sino-foreign joint ventures and wholly foreign-owned enterprises, are generally not allowed to engage in any computer systems integration activities that involve state secrets.

    We generally register our software solutions and have obtained or are in the process of obtaining from MII or other regulatory agencies all the certificates, permits or licenses necessary for conducting our business.

Income Tax

    We are exempt from all provisions of the Income Tax Act of the British Virgin Islands, including with respect to all dividends, interests, rents, royalties, compensation and other amounts payable by or to persons who are not resident in the British Virgin Islands. Capital gains realized with respect to any of our shares, debt obligations or other securities by persons who are not resident in the British Virgin Islands are also exempt from all provisions of the Income Tax Act of the British Virgin Islands. No estate, inheritance tax succession or gift tax rate, duty, levy or other charge is payable by persons who are not resident in the British Virgin Islands with respect to any of our shares, debt obligations, or other securities. No stamp duty is payable in the British Virgin Islands in relation to a transfer of shares in a British Virgin Islands Business Company.

    On March 16, 2007, the National People's Congress of the PRC passed the PRC Enterprise Income Tax Law, or the New EIT Law, which took effect on January 1, 2008. Under the New EIT Law, a unified enterprise income tax rate of 25% and unified tax deduction standards will be applied equally to both domestic-invested enterprises and foreign-invested enterprises. Enterprises established prior to March 16, 2007 eligible for preferential tax treatment in accordance with the currently prevailing tax laws and administrative regulations shall, under the regulations of the State Council, gradually become subject to the New EIT Law rate over a five-year transition period starting from the date of effectiveness of the New EIT Law. The details of the transitional arrangement for the five-year period from January 1, 2008 to December 31, 2012 applicable to enterprises approved for establishment prior to March 16, 2007, such as PJCL, were adopted in January 2008. In addition, certain qualifying high-technology enterprises still benefit from a preferential tax rate of 15% under the new tax law if they meet the definition of a "qualifying high-technology enterprise." As a result, if PJCL qualifies as a qualifying high-technology enterprise, it will continue to benefit from a preferential tax rate of 15%. If PJCL fails to meet the definition of a "qualifying high-technology enterprise" for any reason and fails to qualify for any other preferential tax treatment, its applicable tax rate may gradually increase to the unified tax rate of 25%. PJCL is in the process of applying for re-approval of the preferential tax rate and currently pays at the unified rate. Although our statutory rate was 15% in 2007 and 25% in 2008, we have benefited from a further 50% reduction from 2008 through 2010, which results in an effective tax rate of 7.5% and 12.5%, respectively. Any increase in our effective tax rate as a result of the above may adversely affect our operating results. However, further details regarding implementation of this new law may be provided in the form of implementing regulations or rules to be promulgated by the PRC government. The timing of the issuance of such implementing regulations is currently unclear. However, further details regarding implementation of this new law may be provided in the form of implementing regulations to be promulgated by the PRC government and the timing of the issuance of such implementing regulations is currently unclear.

    Furthermore, under the New EIT Law, an enterprise established outside of the PRC with "De facto management bodies" within the PRC is considered a resident enterprise and will normally be subject to the enterprise income tax at the rate of 25% on its global income. The New EIT Law, however, does not define the term "de facto management bodies." If the PRC tax authorities subsequently determine that we or any of our non-PRC subsidiaries should be classified as PRC resident enterprise, then such entity's global income will be subject to PRC income tax at a tax rate of 25%. In addition, under the New EIT Law, dividends from PJCL to us may be subject to a withholding tax. Although the New EIT Law provides for a maximum withholding tax rate of 20%, the rate of the withholding tax has not yet been finalized, pending promulgation of implementing regulations. We are actively monitoring the proposed withholding tax and are evaluating appropriate organizational changes to minimize the corresponding tax impact.

Value-added Tax

    Pursuant to the Provisional Regulation of China on Value-Added Tax and its implementing rules, issued in December 1993, all entities and individuals that are engaged in the businesses of sales of goods, provision of repair and placement services and importation of goods into China are generally subject to a value-added tax ("VAT" at a rate of 17% (with the exception of certain goods which are subject to a rate of 13%) of the gross sales proceeds received, less any VAT already paid or borne by the taxpayer on the goods or services purchased by it and utilized in the production of goods or provisions of services that have generated the gross sales proceeds. However, pursuant to Certain Policies for Encouraging Software Industry and Integrated Circuits Industry issued in 2000, an enterprise classified as a "software enterprise" will be entitled to a rebate of its net VAT liability to the extent that it exceeds 3% of the actual VAT burden relating to self-made software product sales (excluding export sales). Such refund will not be treated as taxable income and must be used for funding its software research and development and the expansion of its production capacity. According to the Notice on Certain Policies Related to Value Added Tax, issued in November 2005, an entity that develops software products on commission may be entitled to an exemption of VAT if, according to the contractual arrangement, the copyright of the products developed by it shall be owned by the commissioning party or jointly owned by the developer and commissioning party.

Business Tax

    Companies in China are generally subject to business tax and related surcharges by various local tax authorities at rates ranging from 5% to 6% on revenue generated from providing services and revenue generated from the transfer of intangibles such as copyrights. However, qualified technology companies may apply for an exemption from business tax for revenues generated from technology development, transfer or related consulting services, according to a notice issued by the Ministry of Finance and the State Administration of Taxation in November 1999.

Regulations on Offshore Parent Holding Companies' Direct Investment in and Loans to Their PRC Subsidiaries

    An offshore company may make equity investment in a PRC company, which will become the PRC subsidiary of the offshore holding company after investment. Such equity investment is subject to a series of laws and regulations generally applicable to any foreign-invested enterprise in China, which include the Wholly Foreign Owned Enterprise Law, the Sino-foreign Equity Joint Venture Enterprise Law, the Sino-foreign Contractual Joint Venture Enterprise Law, all as amended from time to time, and their respective implementing rules; the Tentative Provisions on the Foreign Exchange Registration Administration of Foreign-Invested Enterprise; and the Notice on Certain Matters Relating to the Change of Registered Capital of Foreign-Invested Enterprises.

    Under the aforesaid laws and regulations, the increase of the registered capital of a foreign-invested enterprise is subject to the prior approval by the original approval authority of its establishment. In addition, the increase of registered capital and total investment amount shall both be registered with SAIC and SAFE.

    Shareholder loans made by offshore parent holding companies to their PRC subsidiaries are regarded as foreign debts in China for regulatory purpose, which is subject to a number of PRC laws and regulations, including the PRC Foreign Exchange Administration Regulations, the Interim Measures on Administration on Foreign Debts, the Tentative Provisions on the Statistics Monitoring of Foreign Debts and its implementation rules, and the Administration Rules on the Settlement, Sale and Payment of Foreign Exchange.

    Under these regulations, the shareholder loans made by offshore parent holding companies to their PRC subsidiaries shall be registered with SAFE. Furthermore, the total amount of foreign debts that can be borrowed by such PRC subsidiaries, including any shareholder loans, shall not exceed the difference between the total investment amount and the registered capital amount of the PRC subsidiaries, both of which are subject to the governmental approval.. This regulation will limit the total amount of debt borrowed from overseas for an FIE and possibly impact our future overseas borrowing capability if such a need arises from our future business expansion.

Employees

    As of December 31, 2008, we had 137 employees, all of whom are full-time employees.  All but two of our employees were based in China. Of the total, 10 were in management and administrative, 42 were in technical support and execution, 85 were in research and development. We believe that our relations with our employees are good. We have never had a work stoppage, and our employees are not subject to a collective bargaining agreement.

Our Corporate Information

    We were incorporated as an international business company under the International Business Companies Act, 1984, in the British Virgin Islands on September 28, 2001.  We were automatically re-registered as a British Virgin Islands business company under the BVI Business Companies Act, 2004 (as amended) (the "Companies Law"), on January 1, 2007.  In June 2006, we acquired PJCL and created a holding company structure by which we were the parent company and PJCL was our operating subsidiary in China.  PJCL was formed in September 2001 and has been focused on software development since its foundation.

Our Corporate Structure

    PJCL, our operating subsidiary, was established as a domestic company in the People's Republic of China in September 2001.  On September 28, 2001, we were incorporated as an offshore company in the British Virgin Islands.  At the time, our company was known as "Time Maker Limited." Following (a) receipt of approval from the Administrative Commission of the Jinan High-Tech Industry Development Zone and (b) registration with the Jinan Administration for Industry and Commerce in 2006, we acquired all outstanding shares of PJCL for an aggregate purchase price of $396,000.  At the time of such acquisition, PJCL was converted into and recognized as a foreign investment enterprise in accordance with applicable Chinese law.  Our sole shareholder at the time of the creation of our holding company structure was Mr. Conrad Tsang Kwong Yue.  We effected payment of the requisite consideration on June 29, 2006.  Subsequent to the acquisition of PJCL, we renamed Time Maker Limited as Pansoft Company Limited.

    On June 13, 2007, we received the approval of the Administrative Commission of the Jinan High-Tech Industry Development Zone to increase the registered capital of PJCL from RMB4,200,000 to RMB15,000,000.  On July 10, 2007, Mr. Yue transferred all of his shares in our company to (a) Baring Asia II Holdings Limited, an affiliate of Barings Bank ("Baring") and (b) Timesway Group Limited, a British Virgin Islands limited company formed on July 31, 2001 by Mr. Wang, our Chairman ("Timesway").  In September 2007, our company and Timesway filed appropriate documentation with the Shandong Bureau of SAFE to qualify as special purpose vehicles.  At this time, the shares in Timesway were declared to be beneficially owned by Mr. Wang in trust for 66 key employees of PJCL, including himself.  As of the date of this report, Mr. Wang owns 17.5% of Timesway.  Effective April 2008, Baring transferred its shares in our company to OBIC Business Consultants Co., Ltd. ("OBC") and Mr. Shigefumi Wada, Chairman of OBC.

    After receiving the proceeds resulted from the completion of our initial public offer in September 2008, we received the approval of the Administrative Commission of the Jinan High-Tech Industry Development Zone to increase the registered capital of PJCL from RMB15,000,000. to RMB 67,000,000.

    We have established Pansoft's Hong Kong Branch at the end of 2008 to serve our clients' overseas operations.

    In accordance with Statement No. 141 of the Financial Accounting Standards Board, "Business Combinations" ("FAS No. 141"), and Issue 02-05 of the Emerging Issues Task Force, "Definition of 'Common Control' in Relation to SFAS No. 141" ("EITF Issue 02-05"), the transfer of PJCL to us was deemed to be between entities under common control.  As such, we accounted the transaction using a method similar to the pooling method of accounting.  The transfer was recognized as the combination of our company and PJCL, with the assets, liabilities, paid-in capital and retained earnings remaining at historical carrying amounts.  We combined the historical operations for periods prior to the transfer, which were comprised of those of the previously separate entities, for all periods.  All inter-company accounts and transactions were eliminated upon consolidation.

    Our current ownership structure is set forth below, assuming no exercise of options that are authorized under our stock incentive plan.

Available Information

    We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (SEC).  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are available free of charge in the "Investor Relations" section of our website at www.pansoft.com.  These reports, and any amendments to these reports, are made available on our website as soon as reasonably practicable after such reports are filed with or furnished to the SEC.

ITEM 1A.    RISK FACTORS

    Investment in our securities involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision. The risks and uncertainties described below are not the only ones we face, but represent the material risks to our business. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, you may lose all or part of your investment.

Risks Related to Our Business

    We operate in a very competitive industry and may not be able to maintain our revenues and profitability.

    According to China's Ministry of Information Industry ("MII"), more than 13,000 companies produce software in China. The MII estimates that, by 2010, Chinese companies will export approximately $12.5 billion worth of software. The ERP services market in China is intensely competitive and is characterized by frequent technological changes, evolving industry standards and changing client demands. We believe the principal competitive factors in our markets are:

•	product quality
•	adoption and implementation of standards
•	emerging technology trends
•	development of Internet software products
•	reliability
•	performance and price
•	vendor and product reputation
•	financial stability
•	features and functions and ease of use
•	quality of support

    A number of companies offer competitive products and services addressing certain of our target markets. Our most significant competition comes from well-funded international platform providers, such as SAP Ag (NYSE: SAP) and IBM (NYSE: IBM), domestic providers, such as Kingdee International Software Group Company Limited (HKEX: 0268) ("Kingdee"), Shandong Inspur Software Co., Ltd. (SHA: 600756), UFIDA Software Co., Ltd. (SSE: 600588) ("UFIDA"), and other targeted solutions providers in certain market segments in which we operate.

    We expect competition to increase from domestic and international competitors as additional companies compete to provide ERP services in China. Increased competition may result in price reductions, reduced margins and inability to gain or hold market share.

    In addition, our competitors may introduce new business models. If these new business models are more attractive to customers than the business models we currently use, our customers may switch to our competitors' services, and we may lose market share. We cannot assure you that we will be able to compete successfully against any new or existing competitors, or against any new business models our competitors may implement. In addition, the increased competition we anticipate in the ERP industry may also reduce the number of companies for which we are able to provide ERP services, or cause us to reduce our fees in order to attract or retain customers. All of these competitive factors could have a material adverse effect on our revenues and profitability.

    Our revenues are highly dependent on China's oil industry in general and on a few customers involved in that industry in particular.

    While we provide ERP services to companies in a variety of industries, we have a particular focus on providing ERP solutions for companies in the oil and gas industry in China. In particular, we derive a substantial portion of our revenues related from our key customers in this industry, Sinopec and PetroChina and their subsidiary and parent companies.

    We anticipate that our dependence on a limited number of customers will continue for the foreseeable future. Consequently, any one of the following events may cause material fluctuations or declines in our revenues:

•	reduction, delay or cancellation of orders from one or more of our significant customers

•	loss of one or more of our significant customers and our failure to identify additional or replacement customers

•	failure of any of our significant customers to make timely payment for our products

    To anticipate our client's future ERP needs and build their trust and develop suitable solutions, we must maintain a close relationship with our key clients. Any failure to maintain this close relationship, due to unsuccessful sales and marketing efforts, lack of suitable solutions, unsatisfactory performance or other reasons, could cause us to lose a client and its business. This is especially true for PetroChina and Sinopec, as many of the subsidiary branches of these companies have independent purchasing power for their information technology needs. If we lose a key client or a portion of work we currently receive from it, a key client significantly reduces its purchasing levels or delays a major purchase or we fail to attract additional major clients, our revenues could decline, and our operating results could be materially and adversely affected.

    We may be unable to maintain current ERP software fees in the future.

    We believe one reason for our success in competing with international ERP providers in the past has been the competitive and lower fees we charge for our development services and products, in particular our fees for custom solution development. For our custom development services, our prices are tied to the wages we pay our developers. China's average wages have been increasing rapidly for the last several years, causing our services to become correspondingly more expensive.

    We believe that increased competition within China and international competitors' growing familiarity with the Chinese ERP market may result in a decrease in prices of our domestic competitors and a "leveling of the field" with our international competitors. For example, we provide some ERP services that contemplate ongoing maintenance fees. Several local ERP competitors have begun to charge low annual maintenance fees, in some cases less than a 5% fee, and to waive fees for first-year maintenance. To the extent our customers demand similar concessions or additional services, we may need to reconsider our fee structures. We cannot assure that any new fee structures would be accepted in the market or that we will be able to maintain our profitability if we are required to reduce these fees.

    We may be forced to reduce the prices of our software products due to shortened product life cycles, increased competition and reduced bargaining power with our clients, which could lead to reduced revenues and profitability.

    The software industry in China is developing rapidly and related technology trends are constantly evolving. This results in frequent introduction of new products and services, shortening product life cycles and significant price competition from our competitors. As the life cycle of a software product matures, the average selling price of the same product generally declines. A shortening life cycle of our software products generally could result in price erosion for these products if we are unable to introduce new products, or if our new products are not favorably received by our clients. We may be unable to offset the effect of declining average sales prices through increased sales volumes and/or reductions in our costs. Furthermore, we may be forced to reduce the prices of our software products in response to offerings made by our competitors. Finally, we may not have the same level of bargaining power we have enjoyed in the past when it comes to negotiating for the prices of our software products.

    Any significant failure in our information technology systems could subject us to contractual liabilities to our clients, harm our reputation and adversely affect our results of operations.

    Our business and operations are highly dependent on the ability of our information technology systems to timely process various transactions across different markets and solutions. In particular, our Internet-based ERP solutions rely heavily on the stability of our systems. The proper functioning of these systems is critical to our business and to our ability to compete effectively. Our ERP business activities in particular may be materially disrupted in the event of a partial or complete failure of any of our primary information technology or communication systems, which could be caused by, among other things, software malfunction, computer virus attacks, conversion errors due to system upgrading, damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry or other events beyond our control. We could also experience system interruptions due to the failure of their systems to function as intended or the failure of the systems relied upon to deliver services such as the Internet, processors that integrate with other systems and networks and systems of third parties. Loss of all or part of the systems for a period of time could have a material adverse effect on our business and business reputation. We may be liable to our clients for breach of contract for interruptions in service. Due to the numerous variables surrounding system disruptions, the extent or amount of any potential liability cannot be predicted. While we believe that this risk disproportionately affects our Internet-based ERP operations, which currently constitute a small portion of our overall business, the growth of our Internet-based ERP operations may make this risk more material to our overall business in the future.

    Our computer networks may be vulnerable to security risks that could disrupt our services and adversely affect our results of operations.

    Our computer networks may be vulnerable to unauthorized access, computer hackers, computer viruses and other security problems caused by unauthorized access to, or improper use of, systems by third parties or employees. A hacker who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in operations. Although we intend to continue to implement security measures, computer attacks or disruptions may jeopardize the security of information stored in and transmitted through computer systems of our customers. Actual or perceived concerns that our systems may be vulnerable to such attacks or disruptions may deter existing and potential clients from using our solutions or services. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches. Losses or liabilities that are incurred as a result of any of the foregoing could have a material adverse effect on our business. While we believe that this risk disproportionately affects our Internet-based ERP operations, which currently constitute a small portion of our overall business, the growth of our Internet-based ERP operations may make this risk more material to our overall business in the future.

    Chinese businesses may not be as open to ERP services as businesses in other countries.

    Recent studies about the effectiveness of implementing ERP systems in China suggest that the success rate for such implementations is lower than in other developed countries. Academics have theorized that some of the reasons that studies have found implementation success rates of up to 33% include the following:

•	The Chinese economy has only recently opened to foreign investment and Western business practices including ERP systems

•	Foreign companies are still learning to adapt their ways of doing business to Chinese cultural and business models

•	Chinese businesses tend to expect ERP systems to adapt to the way business is already done, rather than to change business practices to match a given ERP system

•	ERP implementation under such requirements can be expensive and time-consuming, as shown by one study that found that over 90% of ERP implementations were either late or over budget

    We may lose our clients and our financial results would suffer if our clients change the decision-making body for their ERP system, merge with or are acquired by other companies, develop their own in-house capabilities or fail to expand.

    We believe that doing business in China is influenced by sound client relationships, or guanxi. Our business may be harmed if our guanxi with our clients deteriorates for any reason, including the following:

    Our clients may change their decision-making body for making ERP investments and key decision makers may change. For each key client, we use a team dedicated to its projects and to maintaining stable and close relationships with the relevant ERP procurement decision-makers. We build these extensive relationships over the course of several years. If a client centralizes purchasing decisions or otherwise changes the decision making body or level within the company at which the purchase decision is made or a key decision-maker is replaced, transferred or leaves the company, our client relationships may be disrupted and we may be unable to effectively and timely restore these relationships.

    Consolidation of our clients and growth of in-house capabilities. As our clients grow in size, they may exert pricing pressure on vendors, and/or find it more cost-effective to set up their own ERP solutions, instead of relying on third-party companies for solutions and services.

    Our clients fail to expand. Our clients may not successfully compete with their domestic and foreign competitors in the future. If our clients suffer a reduced market share or their results of operations and financial condition are otherwise adversely affected, they may reduce spending on our products and change expansion plans for their ERP systems, which in turn may materially and adversely affect our growth and results of operations.

    Defects in our software, errors in our systems integration or maintenance services or our failure to perform our professional services could result in a loss of clients and decrease in revenues, unexpected expenses and a reduction in market share.

    Our software solutions are complex and may contain defects, errors and bugs when first introduced to the market or to a particular client, or as new versions are released. Because we cannot test for all possible scenarios, our solutions may contain errors which are not discovered until after they have been installed and we may not be able to correct these problems on a timely basis. These defects, errors or bugs could interrupt or delay completion of projects or sales to our clients. In addition, our reputation may be damaged and we may fail to obtain new projects from existing clients or new clients. We may make mistakes when we provide systems integration and maintenance services.

    We also provide a range of ERP services and must meet stringent quality requirements for performing these services. If we fail to meet these requirements, we may be subject to claims for breach of contracts with our clients. Any such claim or adverse resolution of such claim against us may hurt our reputation and have a material adverse effect on our business.

    We may not be able to adequately protect our intellectual property, which could cause us to be less competitive.

    Our success depends in part on our ability to protect and maintain intellectual property rights and licensing arrangements for our products. We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Piracy of intellectual property is widespread in China and despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology. Monitoring unauthorized use of our technology is difficult and costly, and we cannot be certain that the steps we have taken will prevent misappropriations of our technology, particularly in countries where the laws may not protect our intellectual property rights as fully as in other countries such as the United States. In addition, third parties may seek to challenge, invalidate, circumvent or render unenforceable any intellectual property rights owned by us. From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs, diversion of our management's attention and diversion of our other resources.

    We share intellectual property rights to a number of our software solutions with Sinopec and PetroChina. We may be subject to intellectual property infringement claims from these clients and others, which may force us to incur substantial legal expenses and, if determined adversely against us, may materially disrupt our business and materially affect our gross margin and net income.

    We have developed certain ERP software solutions in the oil and gas industry as commissioned by our customers in which we have agreed to share intellectual property rights. These affected contracts provided that we have the rights to own and commercialize any substantial improvements we make to the software solutions developed for clients under these contracts. We are not required to pay any royalties to the companies with which we have agreed to share such intellectual property in such cases. We have also sold, and may sell in the future, variations of these software solutions to other clients. We have not sold any software solutions to which we share intellectual property rights with Sinopec, PetroChina or any other company.

    If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property rights, or we may incur licensing fees or be forced to develop alternatives. For example, if one of the companies from which we obtain software does not own all relevant intellectual property rights for the software we obtained, we could be liable for damages from the owner of such rights.

    In addition, we typically provide indemnification to clients who purchase our solutions against potential infringement of intellectual property rights underlying those solutions, and are therefore subject to the risk of indemnity claims. We may incur substantial expenses in defending against these third party infringement claims, regardless of their merit. Successful infringement or licensing claims against us may result in substantial monetary liabilities, reputational harm, lost sales and lower gross margins which may materially and adversely affect our business, gross margin and net income. While we believe that, because we develop much of our own software, we are at a lower risk of such claims of infringement than we would be if we licensed all of our software from other companies, we cannot guarantee that third-parties will not make claims of infringement against us.

    We are heavily dependent upon the services of technical and managerial personnel that possess skills to develop and implement ERP software, and we may have to actively compete for their services.

    We are heavily dependent upon our ability to attract, retain and motivate skilled technical, managerial and consulting personnel, especially highly skilled engineers involved in ongoing product development. Our ability to install, maintain and enhance our ERP software is substantially dependent upon our ability to locate, hire and train qualified personnel. As ERP concepts have only recently been adopted in China, the number of qualified technical, managerial and consulting personnel is limited. Many of our technical, managerial and consulting personnel possess skills that would be valuable to all companies engaged in software development, and the Chinese software industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. Consequently, we expect that we will have to actively compete with other Chinese software developers for these employees. Our ability to maintain a profitable operation is substantially dependent upon our ability to locate, hire, train and retain our technical, managerial and consulting personnel. There can be no assurance that we will be able to retain our current personnel, or that we will be able to attract, assimilate other personnel in the future. If we are unable to effectively obtain and maintain skilled personnel, the quality of our software products and the effectiveness of installation and training could be materially impaired. See "Our Business - Employees."

    Increases in wages for technical professionals will increase our net cash outflow and our gross margin and profit margin may decline.

    Historically, wages for comparably skilled technical personnel in the Chinese ERP services industry have been lower than in developed countries, such as in the U.S. or Europe. In recent years, wages in China's software services industry in general and the ERP industry in particular have increased and may continue to increase at faster rates. Wage increases will increase our cost of ERP software solutions of the same quality and increase our cost of operations. As a result, our gross margin and profit margin may decline. In the long term, unless offset by increases in efficiency and productivity of our work force, wage increases may also result in increased prices for our solutions and services, making us potentially less competitive. Increases in wages, including an increase in the cash component of our compensation expenses, will increase our net cash outflow and our gross margin and profit margin may decline.

    Fluctuations in our clients' spending cycles and other factors can cause our revenues and operating results to vary significantly from quarter to quarter and from year to year.

    Our revenues and operating results will vary significantly from quarter to quarter and from year to year due to a number of factors, many of which are outside of our control. Most of our clients in the oil and gas industry pay a significant portion of our fees in the fourth quarter. For our customized solutions, we generally incur costs evenly during the project life while most of the related revenues are generated later in the project as we reach project milestones and complete projects. Also, the Chinese New Year holiday typically falls between late January and February of each year. As a result, relatively few contracts are signed in the first calendar quarter, with an increase in the second calendar quarter and with most of our contracts signed and completed in the third and fourth calendar quarters. Due to the annual budget cycles of most of our clients, we also may be unable to accurately estimate the demand for our solutions and services beyond the immediate calendar year, which could adversely affect our business planning. Moreover, our results will vary depending on our clients' business needs from year to year. Due to these and other factors, our operating results have fluctuated significantly from quarter to quarter and from year to year. These fluctuations are likely to continue in the future, and operating results for any period may not be indicative of our future performance in any future period.

    A significant portion of our revenues are fixed amounts according to our sales and service contracts. If we fail to accurately estimate costs and determine resource requirements in relation to our projects, our margins and profitability could be materially and adversely affected.

    A significant portion of the ERP software development and ongoing service revenues we generate are fixed amounts according to our sales contracts or bids we submit. Our projects often involve complex technologies and must often be completed within compressed timeframes and meet increasingly sophisticated client requirements. We may be unable to accurately assess the time and resources required for completing projects and price our projects accordingly. If we underestimate the time or resources required we may experience cost overruns and mismatches in project staffing. Conversely, if we over estimate requirements, our bids may become uncompetitive and we may lose business as a result. Furthermore, any failure to complete a project within the stipulated timeframe could expose us to contractual and other liabilities and damage our reputation.

    Our financial performance is directly related to our ability to adapt to technological change and evolving standards when developing and improving our ERP software products.

    The ERP software industry is subject to rapid technological change, changing customer requirements, frequent new product introductions and evolving industry standards that may render existing software obsolete. In particular, improved access to high-speed Internet and wireless networks may affect the ERP software industry in the near future. In addition, as the Chinese economy has only recently begun to incorporate various Western economic factors, ERP systems have only recently been adopted by Chinese businesses. As a result, our position in the Chinese ERP industry could be eroded rapidly by the speed with which Chinese businesses continue to adopt Western business practices and technological advancements that we do not embrace. The life cycles of our software are difficult to estimate. Our software products must keep pace with technological developments, conform to evolving industry standards and address the increasingly sophisticated needs of our customers.

    We are substantially dependent upon our key personnel, particularly Hugh Wang, our Chairman, Guoqiang Lin, our Chief Executive Officer, and Allen Zhang, our Interim Chief Financial Officer.

    Our performance is substantially dependent on the performance of our executive officers and key employees. In particular, the services of:

•	Hugh Wang, our Chairman
•	Guoqiang Lin, our Chief Executive Officer and
•	Allen Zhang, our Interim Chief Financial officer

would be difficult to replace. We do not have in place "key person" life insurance policies on any of our employees. The loss of the services of any of our executive officers or other key employees could substantially impair our ability to successfully implement our existing business strategy and develop new programs and enhancements.

    As a software-oriented business, our ability to operate profitably is directly related to our ability to develop and protect our proprietary technology.

    We rely on a combination of trademark, trade secret, nondisclosure and copyright law to protect our ERP software, which may afford only limited protection. Although the Chinese government has issued us 8 copyrights on our software, we cannot guarantee that competitors will be unable to develop technologies that are similar or superior to our technology. Despite our efforts to protect our proprietary rights, unauthorized parties, including customers and consultants, may attempt to reverse engineer or copy aspects of our software products or to obtain and use information that we regard proprietary. Although we are currently unaware of any unauthorized use of our technology, in the future, we cannot guarantee that others will not use our technology without proper authorization.

    We develop our software products on third-party middleware software programs that are licensed by our customers from third parties, generally on a non-exclusive basis. Because we believe that there are a number of widely available middleware programs available (including, among others, IBM Websphare, Oracle DBMS, and Sybase DBMS), we do not currently anticipate that we will experience difficulties obtaining these programs. The termination of any such licenses, or the failure of the third-party licensors to adequately maintain or update their products, could result in delay in our ability to develop certain of our products while we seek to implement technology offered by alternative sources. Nonetheless, while it may be necessary or desirable in the future to obtain other licenses, there can be no assurance that they will be able to do so on commercially reasonable terms or at all.

    Although some of our software is standalone software, much of our software is built as an add-on to software developed by other companies. In particular, the following software is an add-on to software developed by SAP:

•	group accounting software (also may be used independently from SAP)
•	general reporting system
•	heterogeneous data exchange platform software
•	planning and statistics software

    The following software is an add-on to software developed by Oracle:

•	business intelligence software
•	heterogeneous data exchange platform software

    In the future, we may develop software that relies on these and other third parties' software. There can be no guarantee that our software will be completely compatible with these third-parties' software or that these third parties will not develop functionally similar software that integrates more efficiently with their own software platforms.

    In the future, we may receive notices claiming that we are infringing the proprietary rights of third parties. While we believe that we do not infringe and have not infringed upon the rights of others, we cannot guarantee that we will not become the subject of infringement claims or legal proceedings by third parties with respect to our current programs or future software developments. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any such claims could be time consuming, result in costly litigation, cause product shipment delays or force us to enter into royalty or license agreements rather than dispute the merits of such claims, thereby impairing our financial performance by requiring us to pay additional royalties and/or license fees to third parties. See "Our Business - Intellectual Proprietary Rights."

    We may not pay dividends.

    Although we previously paid a single cash dividend in 2006, we do not currently anticipate paying any dividends on our common shares. Although we have historically been a profitable enterprise, we cannot assure you that our operations will continue to result in sufficient revenues to enable us to operate at profitable levels or to generate positive cash flows. Furthermore, there is no assurance that our Board of Directors will declare dividends even if we are profitable. Dividend policy is subject to the discretion of our Board of Directors and will depend on, among other things, our future earnings, financial condition, capital requirements and other factors. Under British Virgin Islands law, we may only pay dividends from surplus (the excess, if any, at the time of the determination of the total assets of our company over the sum of our liabilities, as shown in our books of account, plus our capital), and we must be solvent before and after the dividend payment in the sense that we will be able to satisfy our liabilities as they become due in the ordinary course of business; and the realizable value of assets of our company will not be less than the sum of our total liabilities, other than deferred taxes as shown on our books of account, and our capital. If we determine to pay dividends on any of our common shares in the future, as a holding company, we will be dependent on receipt of funds from our operating subsidiary, PJCL. See "Dividend Policy."

    Foreign Operational Risks

    We may become a passive foreign investment company, which could result in adverse U.S. tax consequences to U.S. investors.

    Based upon the nature of our business activities, we may be classified as a passive foreign investment company, or PFIC, by the U.S. Internal Revenue Service, or IRS, for U.S. federal income tax purposes. Such characterization could result in adverse U.S. tax consequences to you if you are a U.S. investor. For example, if we are a PFIC, a U.S. investor will become subject to burdensome reporting requirements. The determination of whether or not we are a PFIC is made on an annual basis and will depend on the composition of our income and assets from time to time. Specifically, we will be classified as a PFIC for U.S. tax purposes if either:

•
    75% or more of our gross income in a taxable year is passive income; or the average percentage of our assets by value in a taxable year which produce or are held for the production of passive income (which includes cash) is at least 50%.

    The calculation of the value of our assets is based, in part, on the then market value of our common shares, which is subject to change. In addition, the composition of our income and assets will be affected by how, and how quickly, we spend the cash we raise in this offering. We cannot assure you that we will not be a PFIC for any taxable year. See "Taxation - United States Federal Income Taxation - Passive Foreign Investment Company."

    You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited, because we are incorporated under British Virgin Islands law, conduct substantially all of our operations in China and all of our officers and directors reside outside the United States.

    We are incorporated and registered in the British Virgin Islands, and conduct substantially all of our operations in China through our wholly owned subsidiary in China, PJCL. All of our officers and directors reside outside the United States and some or all of the assets of those persons are located outside of the United States. As a result, it may be difficult or impossible for you to bring an original action against us or against these individuals in a British Virgin Islands or China court in the event that you believe that your rights have been infringed under the U.S. federal securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the British Virgin Islands and of China may render you unable to enforce a judgment against our assets or the assets of our directors and officers. There is no statutory recognition in the British Virgin Islands of judgments obtained in the United States, although the courts of the British Virgin Islands will generally recognize and enforce a non-penal judgment of a foreign court of competent jurisdiction without retrial on the merits. For more information regarding the relevant laws of the British Virgin Islands and China, see "Enforceability of Civil Liabilities."

    Our corporate affairs are governed by our memorandum and articles of association and by the Companies Law and the common law of the British Virgin Islands. The rights of shareholders to take legal action against our directors and us, actions by minority shareholders and the fiduciary responsibilities of our directors to us under British Virgin Islands law are to a large extent governed by the common law of the British Virgin Islands. The common law of the British Virgin Islands is derived in part from comparatively limited judicial precedent in the British Virgin Islands as well as from English common law, which has persuasive, but not binding, authority on a court in the British Virgin Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under British Virgin Islands law are not as clearly established as they would be under statutes or judicial precedents in the United States. In particular, the British Virgin Islands has no securities laws as compared to the United States, and provides a lower level of protection to investors. In addition, British Virgin Islands companies may not have standing to initiate a shareholder derivative action before the federal courts of the United States.

    As a result of all of the above, our public shareholders may have more difficulty in protecting their interests through actions against our management, directors or major shareholders than would shareholders of a corporation incorporated in a jurisdiction in the United States.

    A slowdown in the Chinese economy or an increase in its inflation rate may slow down our growth and profitability.

    The Chinese economy has grown at a rate of approximately 9% for more than 25 years, making it the fastest growing major economy in recorded history. In 2007, China's economy grew by 11.4%, the fastest pace in 11 years, according the National Bureau of Statistics. In particular, China's software industry had grown dramatically in that year, with software products increasing by 24.1%, system integration increasing by 18.5%, software technology services increasing by 23.9% and embedded system software increasing by 24.5% in the first eight months of 2007 over the first eight months of 2006, according to the Economic System Reform and Economic Operation Division of China's MII.

    We cannot assure you that growth of the Chinese economy will be steady, that inflation will be controllable or that any slowdown in the economy or uncontrolled inflation will not have a negative effect on our business. Several years ago, the Chinese economy experienced deflation, which may recur in the future. More recently, the Chinese government announced its intention to continuously use macroeconomic tools and regulations to slow the rate of growth of the Chinese economy, the results of which are difficult to predict. Adverse changes in the Chinese economy will likely impact the financial performance of a variety of industries in China that use or would be candidates to use our products. If such adverse changes were to occur, our customers and potential customers could reduce spending on our products and services. See "Our Business - Background of the Chinese Software Industry."

    We do not have business interruption, litigation or natural disaster insurance.

    The insurance industry in China is still at an early state of development. PRC insurance companies offer limited business products. As a result, we do not have any business liability or disruption insurance coverage for our operations in China. Any business interruption, litigation or natural disaster may result in our business incurring substantial costs and the diversion of resources.

    Any recurrence of severe acute respiratory syndrome, or SARS, pandemic avian influenza or another widespread public health problem, could adversely affect the Chinese economy as a whole, the software development industry in general and our ability to profitably provide services.

    A renewed outbreak of SARS, pandemic avian influenza or another widespread public health problem in China, where we earn most of our revenues, could have a negative effect on our operations. Our operations may be affected by a number of health-related factors, including the following:

•	quarantines or closures of some or our offices or the companies for which we provide services, which would severely disrupt our operations
•	the sickness or death of our key officers and employees
•	a general slowdown in the Chinese economy

    The possible quarantine of our offices or the sickness or death of our key officers and employees would restrict our ability to develop our software solutions. Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our markets or our ability to operate profitably.

    Uncertainties with respect to the PRC legal system could adversely affect us.

    There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with our customers.

    We conduct our business primarily through PJCL, which is generally subject to laws and regulations applicable to foreign investment in China and, in particular, laws applicable to wholly foreign-owned enterprises. We and PJCL are considered foreign persons or foreign invested enterprises controlled by PRC citizens under PRC law. As a result, we and PJCL are subject to PRC law limitations on foreign ownership of Chinese companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

    In addition, we depend on a variety of development, purchase and service agreements in the operation of our business. Almost all of these agreements are governed by PRC law. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

    The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations. See "Our Business - Background of the Chinese Software Industry."

    PRC laws on overseas listings of PRC businesses are uncertain and may in the future require approval from and filing with PRC government agencies.

    Within the last five years, the PRC government has, on several occasions, amended its regulations relating to overseas listings of PRC businesses. Most recently, on August 8, 2006, six PRC regulatory agencies, including the Ministry of Commerce, the State Administration for Industry and Commerce, CSRC and SAFE, jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors. This regulation became effective on September 8, 2006 and includes provisions that purport to require offshore special purpose vehicles:

(i)	controlled directly or indirectly by PRC companies or citizens; and
(ii)	formed for the purpose of effecting an overseas listing of a PRC company to obtain the approval of CSRC prior to the completion of the overseas listing. On September 8, 2006, CSRC published procedures regarding the approval process associated with overseas listings of special purpose vehicles. There is little precedent as to how CSRC will interpret the new regulation and apply the related procedures.

    We completed the formation of our offshore holding company structure prior to the implementation of the new regulation. Further, given that these new regulations are not retroactive in nature, we are not currently required to seek and obtain governmental approval to complete the offering contemplated hereby. The PRC government, however, could alter its interpretations of the regulation at any time. To the extent the PRC government alters its current practice of remaining silent regarding overseas listings of PRC businesses like ours, we may be required to seek additional government approval to complete this offering, and we cannot guarantee that we would obtain such approval.

    The M&A Rule establishes more complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

    On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the "M&A Rule"), which became effective on September 8, 2006. The M&A Rule establishes additional procedures and requirements that could make some acquisitions of Chinese companies by foreign investors more time-consuming and complex, including requirements in some instances that the PRC Ministry of Commerce be notified in advance of any change-of-control transaction and in some situations, require approval of the PRC Ministry of Commerce when a foreign investor takes control of a Chinese domestic enterprise. In the future, we may grow our business in part by acquiring complementary businesses. The M&A Rule also requires PRC Ministry of Commerce anti-trust review of any change-of-control transactions involving certain types of foreign acquirers. Complying with the requirements of the M&A Rule to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the PRC Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

    Governmental control of currency conversion may affect the value of your investment.

    The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. We receive the majority of our revenues in Renminbi. Shortages in the availability of foreign currency may restrict the ability of our subsidiary, PJCL, to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy its foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends, if any, in foreign currencies to our shareholders.

    Fluctuation in the value of the Renminbi may have a material adverse effect on your investment.

    The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an appreciation of the Renminbi against the U.S. dollar. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar. Any significant revaluation of Renminbi may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our common shares in U.S. dollars. For example, an appreciation of Renminbi against the U.S. dollar would make any new Renminbi denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into Renminbi for such purposes. See "Exchange Rate Information."

    Our business benefits from certain government incentives. Expiration, reduction or discontinuation of, or changes to, these incentives will increase our tax burden and reduce our net income.

    The PRC government has provided various incentives to domestic companies in the software industry in order to encourage development of the software industry in China. PJCL currently receives rebates, business tax exemptions and government incentives in the form of reduced enterprise income tax at the applicable rate of 12.5% on taxable profits in China, as compared to the statutory rate of 25%. For revenues generated from those parts of our software solutions which are recognized by and registered with government authorities and meet government authorities' requirements to be treated as software products, we are entitled to receive a refund of 14% on the total VAT paid at rate of 17%. In addition, we are currently exempted from sales tax for revenues generated from the development and transfer of tailor-made software products for clients; further, revenues from our consulting services are subject to a 5% sales tax. As a company that qualifies to issue VAT invoices, we need to maintain a certain amount of revenue taxable in the name of VAT. As such, we may have to refuse some of the tax exemption benefit in our tailor-made software development business and pay VAT for those parts of the revenue in order to maintain minimum VAT revenue thresholds. This practice may cease to apply if more of our software products is matured, recognized and registered as software products in the PRC.

    In addition to the tax incentives, we are eligible for government subsidies for certain research and development projects, technology implementation projects or other projects. We receive these government incentives because PJCL qualifies as a domestic software company operating in China and concurrently we are qualified as a High Technology and New Technology enterprise. Being one of such enterprises, we were admitted to locate our headquarters at the Jinan High-tech Industrial Development Zone, where special incentives are provided.

    The PRC government authorities may reduce or eliminate these incentives through new legislation at any time in the future. Additionally, in order to continue to qualify for some of these incentives, we are required to meet stringent requirements on our gross revenues.

    On March 16, 2007, the National People's Congress of the PRC passed the PRC Enterprise Income Tax Law, and on December 6 2007, the PRC State Council passed the Implementing Regulations of the PRC Enterprise Income Tax Law, both taking effect on January 1, 2008 and together named "the New EIT Law" Under the New EIT Law, a unified enterprise income tax rate of 25% and unified tax deduction standards will be applied equally to both domestic-invested enterprises and foreign-invested enterprises. Enterprises established prior to March 16, 2007 eligible for preferential tax treatment in accordance with the currently prevailing tax laws and administrative regulations shall, under the regulations of the State Council, gradually become subject to the New EIT Law rate over a five-year transition period starting from the date of effectiveness of the New EIT Law. The details of the transitional arrangement for the five-year period from January 1, 2008 to December 31, 2012 applicable to enterprises approved for establishment prior to March 16, 2007, such as PJCL, were adopted on December 26, 2007 and came into effect on January 1, 2008. In addition, certain qualifying high-technology enterprises still benefit from a preferential tax rate of 15% under the new tax law if they meet the definition of "qualifying high-technology enterprise." As a result, if PJCL qualifies as a qualifying high-technology enterprise as approved by the authorities per the Rules on Recognizing High Technology and New Technology Enterprises as promulgated by the Ministry of Science and Technology, Ministry of Finance and State Administration of Taxation on April 14, 2008, it will continue to benefit from a preferential tax rate of 15%. If PJCL fails to be recognized by the authorities as a "qualifying high-technology enterprise." for any reason and fails to qualify for any other preferential tax treatment, its applicable tax rate may increase to the unified tax rate of 25%. PJCL is in the process of applying for re-approval of the preferential tax rate and currently pays at the unified rate. Although our statutory rate was 15% in 2007 and is 25% in 2008, we have benefited from a further 50% reduction from 2008 through 2010, which results in an effective tax rate of 7.5% and 12.5%, respectively. Any increase in our effective tax rate as a result of the above may adversely affect our operating results. However, further details regarding implementation of this new law may be provided in the form of implementing regulations or rules to be promulgated by the PRC government. The timing of the issuance of such implementing regulations is currently unclear.

    Furthermore, because we are ultimately controlled by PRC individuals and our company is effectively managed from within the PRC, under the New EIT Law we are categorized as "Resident Enterprise" and the dividends distributed from PJCL to us are subject to the EIT rules applicable to Resident Enterprises. Clause 26.2 of the PRC Enterprise Income Tax Law and Clause 83 of its Implementing Regulations provide that the dividend from one Resident Enterprise to another Resident Enterprise which invests directly into the dividends paying company is free from EIT. We directly invested into PJCL and we understand that we and PJCL are both qualified as Resident Enterprises; therefore, the dividends paid by PJCL to our company, if any, are free from EIT. We understand that the withholding tax on the dividends distributed by foreign-invested enterprises to their foreign investors is no longer applicable to us. This understanding of EIT and withholding tax may not be affirmed by the tax authorities we are reporting to, and we may be requested to pay withholding tax of 10% if we pay dividends out of PRC. Our British Virgin Islands company has not started to file regularly the EIT report to the PRC tax authorities as per the New EIT Law and we intend to file the same after the listing when we have substantial income from outside PRC.

    The current PRC law has not clarified, and it is not clear to us, whether our operation as a British Virgin Islands company controlled by PRC residents and operate from within mainland China will subject us to taxes other than EIT, such as PRC sales tax, if we are involved in substantial business operations other than investing in PRC domestic companies such as PJCL. If we are requested to pay sales tax and other taxes in addition to the EIT, we will not benefit from a tax perspective as a company registered in the British Virgin Islands. We have used our British Virgin Islands company as a holding company for investment into PRC, rather than using it as an operating company which may enter into transactions other than investment-related ones.

    The dividends we receive from PJCL and our global income may be subject to PRC tax under the amended PRC Enterprise Income Tax Law, which will increase our expenses and reduce our net income.

    Under the New EIT Law, dividends from PJCL to us may be subject to a withholding tax. The New EIT Law provides for a maximum withholding tax rate of 20% for British Virgin Islands investors. Further, the New EIT Law provides that British Virgin Islands-registered offshore companies controlled by PRC citizens and operated through primary offices within mainland China are subject to PRC corporate income taxes. The detailed implementing rules are still pending to be further clarified. If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our global income will be subject to PRC income tax at a tax rate of 25%. We may arguably be qualified for group consolidation tax treatment which allows us to pay a one-time consolidated corporate income tax. We are actively monitoring the proposed withholding tax and are evaluating appropriate organizational changes to minimize the corresponding tax impact. Given the lack of detailed implementing rules or explanations from the relevant tax bureau to which we report, we can not assure you that we will qualify for any corporate income tax exemption or reduction under the amended tax law.

    Pursuant to the New EIT Law, however, dividends payable by a foreign-invested enterprise to its foreign investors will be subject to a 10% withholding tax if the foreign investors are considered as non-resident enterprises without any establishment or place within China or if the dividends payable have no connection with the establishment or place of the foreign investors within China, unless any such foreign investor's jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. The British Virgin Islands, where we are incorporated and registered, does not have such a tax treaty with China. Although the New EIT Law contemplates the possibility of exemptions from withholding taxes for China-sourced income of foreign investors, the PRC tax authorities have not promulgated any related implementation rules and it remains unclear whether we would be able to obtain exemptions from PRC withholding taxes for dividend distributions to us by PJCL.

    Changes in China's political and economic policies could harm our business.

    China's economy has historically been a planned economy subject to governmental plans and quotas and has, in certain aspects, been transitioning to a more market-oriented economy. Although we believe that the economic reform and the macroeconomic measures adopted by the Chinese government have had a positive effect on the economic development of China, we cannot predict the future direction of these economic reforms or the effects these measures may have on our business, financial position or results of operations. In addition, the Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD. These differences include:

•	level of government involvement in the economy
•	level of development
•	level of capital reinvestment
•	control of foreign exchange
•	methods of allocating resources
•	balance of payments position

    As a result of these differences, our business may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries. See "Our Business - Background of the Chinese Software Industry."

    Since 1979, the Chinese government has promulgated many new laws and regulations covering general economic matters. Despite this activity to develop a legal system, China's system of laws is not yet complete. Even where adequate law exists in China, enforcement of existing laws or contracts based on existing law may be uncertain or sporadic, and it may be difficult to obtain swift and equitable enforcement or to obtain enforcement of a judgment by a court of another jurisdiction. The relative inexperience of China's judiciary, in many cases, creates additional uncertainty as to the outcome of any litigation. In addition, interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes. Our activities in China will also be subject to administration review and approval by various national and local agencies of China's government. Because of the changes occurring in China's legal and regulatory structure, we may not be able to secure the requisite governmental approval for our activities. Although we have obtained all required governmental approval to operate our business as currently conducted, to the extent we are unable to maintain required governmental approvals, the Chinese government may, in its sole discretion, prohibit us from conducting our business. See "Our Business - Background of the Chinese Software Industry."

    The Chinese government could change its policies toward private enterprise or even nationalize or expropriate private enterprises, which could result in the total or material loss of our investment in that country.

    Our business may be adversely affected by political, economic and social developments in China. Over the past thirty years, the Chinese government has continuously pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. In addition, the PRC constitution currently provides protections for the private ownership of property. The Chinese government may not continue to pursue these policies or may significantly alter them to our detriment from time to time with little, if any, prior notice.

    Changes in policies, laws and regulations or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to shareholders, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business. Nationalization or expropriation could even result in the total or material loss of our investment in China and in the total or material loss of your investment in us.

    PRC regulation of loans and direct investment by offshore holding companies to PRC entities may delay or prevent us from using the proceeds of this offering to make loans or additional capital contributions to our PRC operating subsidiary, PJCL, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

    As an offshore holding company of PJCL, we may make loans to PJCL, or make additional capital contributions to PJCL or invest in and control another company in the PRC. Any loans to PJCL are subject to PRC regulations. For example, loans by us to PJCL, which is a foreign-invested enterprise, to finance its activities cannot exceed statutory limits and must be registered with China's State Administration of Foreign Exchange ("SAFE').

    We may also decide to finance PJCL by means of increasing our capital contributions. These capital contributions must be approved by the PRC Ministry of Commerce or its local counterpart. We cannot assure you that we will be able to obtain these government approvals on a timely basis, if at all, with respect to future capital contributions by us to PJCL. Approvals from the PRC Ministry of Commerce or its local counterpart and other governmental agencies are needed for establishing some other enterprises in the PRC or acquiring a controlling interest in other PRC enterprises. If we fail to receive such approvals, our ability to use the proceeds of this offering and to capitalize our PRC operations may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand our business.

    We rely on dividends paid by PJCL for our cash needs.

    We rely on dividends paid by our PRC subsidiary, PJCL, for our cash needs, to service any debt we may incur and to pay our operating expenses. Under British Virgin Islands law, we may only pay dividends from surplus (the excess, if any, at the time of the determination of the total assets of our company over the sum of our liabilities, as shown in our books of account, plus our capital), and we must be solvent before and after the dividend payment in the sense that we will be able to satisfy our liabilities as they become due in the ordinary course of business; and the realizable value of assets of our company will not be less than the sum of our total liabilities, other than deferred taxes as shown on our books of account, and our capital. Our company registered in the British Virgin Islands is reported to PRC authorities as a special purpose vehicle for financing. The payment of dividends by entities organized in China is subject to limitations, procedures and formalities. Regulations in the PRC currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. PJCL is also required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its compulsory reserves fund until the accumulative amount of such reserves reaches 50% of its registered capital. Although PJCL has established this reserve, the reserve is not distributable as cash dividends. PJCL is also required to allocate a portion of its after-tax profits, as determined by its board of directors, to its staff welfare and bonus funds, which may not be distributed to equity owners. If for any reason, the dividends from PJCL cannot be repatriated to us or not in time, then it may detrimentally affect our cash flow and even cause us to become insolvent.

Risks Relating to Our Common Stock and Requirement as a U.S. Public Company

    The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when you want to sell your holdings.

    Our common stock is listed on The NASDAQ Capital Market under the symbol "PSOF". The market price of our common stock is volatile, and this volatility may continue. For instance, between September 9, 2008 and December 31, 2008, the closing bid price of our common stock, as reported on NASDAQ, ranged between $1.00 and $7.46. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

•	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;
•	changes in financial estimates by us or by any securities analysts who might cover our stock;
•	speculation about our business in the press or the investment community;
•	significant developments relating to our major customers or our relationships with our customers;
•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the similar industries;
•	customer demand for our products and services;
•	investor perceptions of the software industry in general and our company in particular;
•	the operating and stock performance of comparable companies;
•	general economic conditions and trends;
•	major catastrophic events;
•	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;
•	changes in accounting standards, policies, guidance, interpretation or principles;
•	loss of external funding sources;
•	sales of our common stock, including sales by our directors, officers or significant stockholders; and
•	additions or departures of key personnel.

    One stockholder, Timesway Group Limited, which is controlled by our Chairman Mr. Hugh Wang and our Chief Executive Officer Mr. Guoqiang Lin, exercises significant control over matters requiring shareholder approval.

    Our Chairman of the Board Hugh Wang and Chief Executive Officer Guoqiang Lin are controlling persons of Timesway Group Limited ("Timesway"), which has voting power as of December 31, 2008 equal to approximately 67% of our voting securities. As a result, Mr. Wang and Mr. Lin, through such stock ownership, exercise significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership in Mr. Wang and Mr. Lin may also have the effect of delaying or preventing a change in control or other significant corporate transactions that may otherwise be viewed as beneficial by shareholders other than Mr. Wang and Mr. Lin.

    We may be required to raise additional capital by issuing new securities with terms or rights superior to those of our shares of common stock, which could adversely affect the market price of our shares of common stock.

    We may require additional financing to fund future operations, develop and exploit existing and new markets. We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our current shareholders may be diluted, and the holders of the new equity securities may have rights superior to those of the holders of shares of common stock, which could adversely affect the market price and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities, the holders of these debt securities would similarly have rights senior to those of the holders of shares of common stock, and the terms of these debt securities could impose restrictions on our operations and create a significant expense for us to service such debt.

    We may incur significant costs to ensure compliance with U.S. corporate governance and accounting requirements.

We may incur significant costs associated with our public company reporting requirements and compliance with applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC and requirements in connection with the listing of our common stock on The NASDAQ Capital Market. We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

    Our officers and directors have limited experience with the regulatory requirements for U.S. public companies, which could impair our ability to satisfy public company filing requirements and could increase our securities compliance costs.

    All of our officers and most of our directors do not have any prior experience as officers and directors of a U.S. publicly traded company, or in complying with the regulatory requirements applicable to a U.S. public company. As a result, we could have difficulty satisfying the regulatory requirements applicable to U.S. public companies, which could adversely affect the market for our common stock. At present, we rely upon outside experts to advise us on matters relating to financial accounting and public company reporting. While we believe that it will be possible to satisfy our public company reporting requirements through the use of third party experts, our general and administrative costs will remain higher until we have developed or acquired internal expertise in these matters.

    Our classified board structure may prevent a change in our control.

    Our board of directors is divided into three classes of directors.  The current term of the directors expire in 2009, 2010 and 2011.  Directors of each class are chosen for three-year terms upon the expiration of their current terms, and each year one class of directors is elected by the shareholders.  The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interests of the shareholders.  See "Management - Board of Directors and Board Committees."

ITEM 1B.   UNRESOLVED STAFF COMMENTS

    Not applicable.

ITEM 2.    PROPERTIES

    We currently operate in two facilities throughout China. Our headquarters are located in Jinan. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations and Commercial Commitments."

Office	Address	Rental Term	Space
Jinan (headquarters)	3/f, Qilu Software Park Building Jinan Hi-tech Zone Jinan, Shandong, PRC	1 year	500 square meters

Dongyin City, Shandong Province	Shengli Hotel No. 75 Jinan Road Dongyin City, Shandong Province, PRC	*	150 square meters
Space is provided by our client for our client's convenience

    We believe that our present facilities are adequate for our current needs.

ITEM 3.    LEGAL PROCEEDINGS

    From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of our security holders during fiscal year 2008.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

    Our common stock is traded on the NASDAQ Capital Market under the symbol "PSOF" since our initial public offering on September 8, 2008. The CUSIP number is G6891W 10 1.

    The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Prices (1)
	High	Low
Fiscal Year Ended December 31, 2008
3 rd Fiscal Quarter (9/9/08-9/30/08)	$7.46	$3.90
4 th Fiscal Quarter (10/1/08 -12/31/08)	$5.51	$1.30
(1)	The above tables set forth the range of high and low closing prices per share of our common stock as reported by NASDAQ Capital Market for the periods indicated.

    Approximate Number of Holders of Our Common Stock

    As of December 31, 2008, there were approximately 12 registered stockholders of our common shares on the records of our transfer agent.  This number does not include "street name" or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

    Dividend Policy

    In the past, we only declared dividend paid by cash once in 2006. We anticipate that we will retain any earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions and future prospects and other factors the Board of Directors may deem relevant.

    Under British Virgin Islands law, we may only pay dividends from surplus (the excess, if any, at the time of the determination of the total assets of our company over the sum of our liabilities, as shown in our books of account, plus our capital), and we must be solvent before and after the dividend payment that we will be able to satisfy our liabilities as they become due in the ordinary course of business; and the realizable value of assets of our company will not be less than the sum of our total liabilities, other than deferred taxes as shown on our books of account, and our capital.

    If we determine to pay dividends on any of our common shares in the future, as a holding company, we will be dependent on receipt of funds from our operating subsidiary, PJCL.

IPO Proceeds

    We received net proceeds of $8,392,920 from our IPO in September 2008.  As of December 31, 2008, such proceeds were maintained in our cash account and invested in low-risk certificate of bank deposits issued by banks in China. Given the current world-wide financial crisis and economic recession, we have taken a strong precautionary position in our capital spending and investment decisions and therefore have not used our proceeds from the IPO.  When the timing and the specific opportunity become feasible and available in the future, we intend to use such proceeds to invest in new projects or acquire new businesses, or otherwise use it for general corporate purposes.

ITEM 6.    SELECTED FINANCIAL DATA

    You should read the following selected financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this report. The selected statements of operations data are for the fiscal years ended December 31, 2008, 2007 and 2006. The selected balance sheet data set forth below is as of December 31, 2008, 2007 and 2006. This selected financial data is derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto which are included elsewhere in this report.

For the Fiscal Year Ended December 31,
	2008	2007	2006
	($)	($)	($)
Total Sales	6,891,710	5,219,622	3,161,553
Income from Operations	2,550,168	2,341,518	1,190,200
Other Income (expense)	138,185	27,214	(110,971)
Income Before Income Tax Provision	2,688,352	2,368,732	1,181,350

Other Comprehensive Income	328,521	239,411	65,336

Comprehensive Income	2,628,678	2,608,143	1,210,764
Basic and Diluted Earnings per Share (based on 4,613,027 and 4,238,232 basic and diluted weighted average number of common shares outstanding in 2008 and 2007, respectively)	0.50	0.56	0.27

	December 31
	2008	2007	2006
	($)	($)	($)
Total Assets	16,443,379	5,085,135	2,573,073
Total Current Liabilities	1,470,446	467,025	563,106
Shareholders' Equity	14,972,933	4,618,110	2,009,967
Total Liability and Shareholders' Equity	16,443,379	5,085,135	2,573,073

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

    This report contains "Forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a "Safe harbor" for these types of statements. To the extent statements in this report involve, without limitation, our expectations for growth, estimates and outlook of future revenue, expenses, profit, cash flow, balance sheet items or any other guidance on future periods, these statements are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, level of activity, performance or achievements expressed or implied by any forward-looking statement. These risks and uncertainties include those included in "Item 1A. Risk Factors." We assume no obligation to update any forward-looking statements.  The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's audited consolidated financial statements and the related notes included elsewhere in this report.  This discussion contains forward-looking statements that involve risks and uncertainties.  Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors.

Overview

    Organization. We are a leading developer and provider of integrated ERP software solutions, development on demand and services in China. Our clientele base includes sophisticated Chinese businesses, especially those operating in China's gas and oil industry. Our solutions and services are designed to (i) enable centralized financial and accounting activity management for large corporations with operations spreading throughout China and internationally; (ii) improve decision efficiency, budget control and cash flow management; and (iii) prevent fraud. While our solutions initially centered upon accounting matters, we have expanded our solutions to address other business operational needs such as planning, statistics, process control, business intelligence, equipment management and other business needs. Our solutions enable our customers to implement company-wide solutions by integrating business activities ranging from a company's headquarters down to its various subsidiaries and other operational units. Our major clients, Sinopec and PetroChina, are large oil and refinery firms formed following the Chinese government's decision to decentralize the oil and gas industry within China. Each company is ranked in the Fortune 500.

    PJCL, our operating subsidiary, was established as a domestic company in the People's Republic of China in September 2001. On September 28, 2001, we were incorporated as an offshore company in the British Virgin Islands. At the time, our company was known as "Time Maker Limited." On March 8, 2006, we renamed Time Maker Limited as Pansoft Company Limited. Following (a) receipt of approval from the Administrative Commission of the Jinan High-Tech Industry Development Zone and (b) registration with the Jinan Administration for Industry and Commerce in 2006, we acquired all outstanding shares of PJCL for an aggregate purchase price of $396,000. At the time of such acquisition, PJCL was converted into and recognized as a foreign investment enterprise in accordance with applicable Chinese law. Our sole shareholder at the time of the creation of our holding company structure was Mr. Tsang, who held (a) 5.88% of those shares for Baring and (b) 94.12% of those shares in trust for the shareholders of Timesway. Mr. Tsang, a Hong Kong resident, held the shares in trust to facilitate the SAFE approval. We effected payment of the requisite consideration on June 29, 2006.

    On June 13, 2007, we received the approval of the Administrative Commission of the Jinan High-Tech Industry Development Zone to increase the registered capital of PJCL from RMB4,200,000 to RMB15,000,000. On July 10, 2007, Mr. Tsang transferred all of his shares in our company to Baring and Timesway. In September 2007, our company and Timesway filed appropriate documentation with the Shandong Bureau of SAFE to qualify as special purpose vehicles. At this time, the shares in Timesway were declared to be beneficially owned by Mr. Wang in trust for 69 key employees of PJCL, including himself. As of the date of this report, Mr. Wang owns 17.5% of Timesway. Effective April 2008, Baring transferred its shares in our company to OBC and Mr. Shigefumi Wada, Chairman of OBC.

    In accordance with SFAS No. 141 and EITF Issue 02-05, the transfer of PJCL to us was deemed to be between entities under common control (i) because PJCL was owned by the same shareholders, Timesway (our majority and controlling shareholder) and Baring, before the acquisition and (ii) because the formation, SAFE approval application and ownership structures were contemplated from the initial organization of PJCL and our company due to Chinese law considerations. As such, we accounted the transaction using a method similar to the pooling method of accounting.  The transfer was recognized as the combination of our company and PJCL, with the assets, liabilities, paid-in capital and retained earnings remaining at historical carrying amounts. We combined the historical operations for periods prior to the transfer, which were comprised of those of the previously separate entities, for all periods. All inter-company accounts and transactions were eliminated upon consolidation.

    On September 8, 2008, we completed an initial public offering of 1,200,000 common shares at $7.00 per share. Our shares started trading on NASDAQ Capital Market the next day.

    The accompanying audited consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the year ended December 31, 2008. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States.  These financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2008 included elsewhere in this Form 10-K.

Overview of Business Operations in Fiscal Year 2008

We generate revenue through software systems development, integration and the provision of related support services. Our revenue has grown steadily during the fiscal year ended December 31, 2008, but reflects the high seasonal nature of our business during the year. The revenue recognized in the first six months of the year is usually smaller in proportion to that for the whole year, due to our clients' budgeting and planning schedule, and picked up quickly in third and fourth quarters. Nevertheless, we continued experiencing steady demand for our services and also continued generating revenue through the provision of our services to our petro-industrial client base during the year ended December 31, 2008.

Operating Results

The consolidated financial statements presented herein set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in U.S. dollars. The financial data for year ended December 31, 2008 reflect the operating results of the Company, in comparison with the financial data for the same period in 2007.

Summary of Gross Margin

	2008	2007	Changes	%
Sales	$6,891,710	$5,219,622	1,672,088	32%
Cost of sales	3,395,695	2,576,109	819,586	32%
Gross profit	3,496,015	2,643,513	852,502	32%
Gross Margin	51%	51%	0%	0%

    During 2008, our total revenues were $ 6,891,710, a 32% increase from $ 5,219,622 in the year of 2007. Our revenue from large-scale software systems integration projects comprised a higher proportion of total revenue, besides natural growth of our running development projects and services. Because of the impact from the tighten financial policy by Chinese central government in early 2008 and world wide financial crisis aftermath, our clients, the giant state-run businesses, need to conduct more tight internal control on their cash management as well as accounting system. Consequently, our application systems with strong performance of the centralized controlling functions were in higher demand which were extended to cover more business operations as well as accounting units.

Cost of sales

Our cost of sales increased by $819,586, or 31.8% to $3,395,695 for the year ended December 31, 2008, from $2,576,109 in 2007. Our costs increased in a parallel pace with our revenue as a result of cost control measures designed to contain total employee salaries, which is the major part of our cost of sales.

Gross Profit

For the year ended December 31, 2008, our gross profit increased to $3,496,015 from $2,643,513 for the same period in 2007, a 32% increase, whereas our gross margin maintained at the same level for the same period. The increases in our revenue and costs of sales were maintained in the parallel pace. However, during fiscal year 2008, our revenue increase reflected high seasonality pattern such that most of such revenue was recognized during the third and fourth quarters of the fiscal year (See section of "Seasonality" for more detailed explanation). On the other hand, our cost of sales were distributed evenly over 12 months period in 2008.

Summary of Operating Expenses

	2008	2007	Changes $	%
General and administrative expenses	$566,716	$215,267	351,449	163%
Selling expenses	36,047	31,646	4,401	14%
Professional fees	140,072	55,082	84,990	154%
Stock option expense	203,012	-	203,012	100%
Total Operating Expenses	945,847	301,995	643,852	213%
% of Revenue	14%	6%	8%	133%

Operating Expenses

    Operating expenses consist primarily of general and administrative expenses, selling expenses, professional fees and stock option expense. For the year ended December 31, 2008, our operating expenses increased to $945,847 from $301,995 for the year ended December 31, 2007, a 213% increase. The increase was mainly attributable to three major elements: expenses of stock options issued to our employees, professional service fees associated with our IPO and NASDAQ listing and bonus granted to our executives due to the revenue and profit goal delivered.

Summary of Other Income and Expenses

	2008	2007	Changes	%
Income from operations	$2,550,168	$2,341,518	208,650	9%

Other income	14,532	14,215	317	2%
Finance cost	(4,199)	(371)	(3,828)	1032%
Interest income	126,294	22,242	104,052	468%
Gain on disposition of property and equipment	1,558	10,349	(8,791)	-85%
Loss on equity investment	-	(19,221)	19,221	-100%

Income before provision for income taxes	2,688,353	2,368,732	319,621	13%
% of Revenue	39%	45%	-6%	-14%

Other Income and Expenses

    In the Other Income and Expenses, interest income was $126,294 for the year ended December 31, 2008 and $22,242 for the year ended December 31, 2007, a 468% increase. The increase in interest income was mainly due to large cash fund available from the proceeds of our IPO in September 2008 to be invested and investment in selected bank certificate programs with relatively higher returns and little risk for principals.

Income Before Provision of Income Tax

As a result of the factors described above, income before tax provision was $2,688,353 for the year ended December 31, 2008, an increase of $319,621, or 13%, from $2,368,732 for the same period in 2007. Income before tax provision was account for 39% of total revenue, in the top line of our earning preaccouncement issued on January 23, 2009.

Summary of Income Tax Expenses and Net Income

	2008	2007	Changes	%
Provision for current income taxes	(197,563)	-	(197,563)	100%
Provision for future income taxes	(190,633)		(190,633)	100%
Total Income Taxes	(388,196)	-	(388,196)	100%
Net income	2,300,158	2,368,732	(68,575)	(3%)
Net Margin	33%	45%	(12%)	(26%)

Income Tax Expense

Pansoft - Jinan is an FIE engaged in the advanced technology industry. Therefore, the Company was entitled to a two-year exemption from income tax before 2008.   The Income holiday period ended by the end of 2007 and started to pay income tax at the rate of 12.5%, 50% cut from the regular income tax rate, due to its FIE tax deduction status granted by PRC tax authorities. Income tax expense for the year ended December 31, 2008 was $197,563, and provision for the future income expense is $190,633 driven by temporary differences between PRC GAAP and the US GAAP.

Net Income

As a result of the factors described above, net income was $2,300,157 for the year ended December 31, 2008, a decrease of $68,576, or 3%, from 2007, due to large expenses incurred for our IPO as well as income tax payment. Earning per share in 2008 is $0.50.

Liquidity and Capital Resources

Cash Flows and Working Capital

    As of December 31, 2008, we had cash and cash equivalents of $12,185,950.

Our cash and cash equivalents substantively increased due to the proceeds from the IPO which was completed in September 2008. Management believes that the Company's current available working capital should be adequate to sustain its operations at current levels through at least the next twelve months and will provide the Company with the funds necessary to execute its business strategy.

Comparison of the year ended December 31, 2008 and 2007

Net cash provided by operating activities totaled $1,532,568 for the year ended December 31, 2008, compared to net cash provided by operations of $2,087,998 for the year ended December 31, 2007. This change of cash flow from operation resulted primarily from the following changes in operating assets and liabilities:

•	$446,772 increase in accounts receivables;
•	$1,695,105 increase in unbilled revenue;
•	$89,609 decrease in prepayments, deposits and other receivables;
•	$65,881 increase in inventory;
•	$439,375 increase in accounts payable and accrued liabilities;
•	$79,458 increase in net government grants received; and
•	$112,437 increase in deferred revenue.

Account receivable is the revenue recognized based on percentage completion of the project contracted and has been billed to the client. The increase in accounts receivable was due to the fact that while we experienced rapid revenue growth, the contract payments from major customers have not picked up to the same level during 2008.

    Unbilled revenue represents accumulated unbilled amount of revenue recognized, based on the Company's revenue recognition policy. The increase in unbilled revenue was due to the timing difference between revenue recognition process and invoicing process which needs to be coordinated with our clients' payment approval process.

    The increase in prepayments, deposits and other receivables resulted from a reduction in capitalized IPO related expenses. The increase in deferred revenue was the result of billings to customers for which revenue was not earned or recognized.

    Net cash used in investing activities was $571,577 for the year ended December 31, 2008, compared to net cash provided by investing activities of $25,402 for the year ended December 31, 2007. The cash used in investing activities for the year ended December 31, 2008 consisted of computer equipment related to software development. The cash provided by investing activities during the year ended December 31, 2007 was attributable to the higher proceeds from disposition of PPE and long-term investments more than offset the purchase of computer equipment.

    Cash flows provided by financing activities amounted to $7,648,549 for the year ended December 31, 2008, compared with net cash used in financing activities of $261,871 for the year ended December 31, 2007. The cash provided by financing activities during the year ended December 31, 2008 was from the net proceeds of the IPO in the third quarter. The cash used in financing activities during the year ended December 31, 2007 was for the payment of dividends.

    The Company's working capital substantially increased from $4,196,122 at December 31, 2007 to $14,248,938 at December 31, 2008 mainly due to the proceeds from the IPO which were added to the cash account.

    Total current assets at December 31, 2008 amounted to $15,719,384, an increase of $11,056,237 compared to $4,663,147 at December 31, 2007. The substantial increase was mainly due to the addition of IPO proceeds to the cash account.

    Current liabilities amounted to $1,470,446 on December 31, 2008, increased by $1,003,421, 215%, compared to $467,025 at December 31, 2007. Accounts payable and accrued liabilities increased by $480,592, 113%. Accounts payable and accrued liabilities primarily consisted of payables for management bonus, salary accruals and auditing service fees. The Company paid out most of fiscal 2007 outstanding account payable balance and employee bonus accrual during first nine months of 2008. In addition, the Company accrued $383,506 for both payable and future payable income taxes due to the timing difference of recognizing revenue.

    The current ratio increased from 10.0 at December 31, 2007 to 10.7 at December 31, 2008. The substantial change in the Company's current ratio primarily resulted from the addition of IPO proceeds to the cash account. Management believes this changed current ratio indicates strong operating liquidity and expansion investment funds available for Company use.

Seasonality of Our Sales

    Historically, the Company's operating results and operating cash flows were subject to seasonal variations. The Company's revenues recognized in the first two quarters are usually lower in proportion of that for the whole year. This is due to the fact that the Company generates revenue primarily through software systems development, integration and provision of related support services provided to large oil businesses in China. It is common for our large clients to sign large contracts in later quarters, especially fourth quarter of a year. We expect this pattern to continue and may be even more drastic, as a result of new market opportunity and new client development.

Inflation

    Inflation did not materially affect our business or the results of our operations.

Off-Balance Sheet Arrangements

    We did not have any off-balance arrangements.

Markets and Outlook

    Although China's economy is cooling down, and its annual growth rate is now less than 10% for the first time in the last 10 years due to the impact from the current world wide financial crisis, the Company believes the demand for its services will remain strong as the oil industry in China. The Company does not expect the financial crisis to have a significant negative impact on its 2009 revenue. Management believes that the Company's balance sheet is strong and that it possesses a competitive position in its market. The Company's management believes that its revenues will keep in track of further increase in 2009 as projected before.

    The Company is focusing on developing new business by leveraging its advanced technology and applications development know-how on relating to customization and system integration services, by continuing to develop knowledge of the markets it is in, and expanding its reach into new areas. The Company anticipates it will provide customization, integration services and solutions to large clients in new industries to distinguish it from other competitors that are selling generic software products in this competitive market. Large businesses have increasingly selected IT service providers as their business strategic partners to build their own competitive advantages. These businesses are Pansoft's potential clientele.

    Looking forward, management believes that demand for its services will continue to grow as the Company ramps up its development capacity. As a result of the Company's brand name and reputation in the ERP industry for delivering high quality services at competitive prices in China, management believes that it will continue to deliver solid revenue and earnings growth in 2009.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Concentrations of credit risk

    Accounts receivable potentially subjects the Company to concentrations of credit risk.  Management is of the opinion that any risk of accounting loss is significantly reduced due to the financial strength of the Company's major customers.  The Company performs ongoing credit evaluations of its customers' financial condition and evaluates management performance based on proceeds collected from projects.  Consequently, exposure to credit risk is accordingly limited.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

    The full text of our audited consolidated financial statements as of December 31, 2008 and 2007 and related footnotes begins on page F-1 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9 A(T).    CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Pansoft maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed by Pansoft under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and form and that such information is accumulated and communicated to Pansoft's management, including its Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chairman, Chief Executive Officer and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of Pansoft's disclosure controls and procedures (as defined in Exchange Act Rule s 13a-15(e) and 15d-15(e)), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Although the management of our Company, including the Chairman, Chief Executive Officer and the Chief Financial Officer, believes that our disclosure controls currently provide reasonable assurance that our desired control objectives have been met, management does not expect that our disclosure controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)  Internal Control Over Financial Reporting

    This annual report on Form 10-K does not include a report on management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c)  Changes in Internal Control over Financial Reporting

    There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we intend to file an amendment to Form 10-K pursuant to Section G of the General Instructions to Form 10-K (the "Amended Form 10-K"), no later than 120 days after the end of fiscal year 2008, and certain information to be included in the Amended Form 10-K is incorporated herein by reference.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the information set forth in the section titled "Directors, Executive Officers and Corporate Governance" in our Amended Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth in the section titled "Executive Compensation" in our Amended Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information set forth in the section titled "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in our Amended Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information set forth in the section titled "Certain Relationships and Related Transactions and Director Independence" in our Amended Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNT FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth in the section titled "Principal Accountant and Fees" in our Amended Form 10-K.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    1.          Financial Statements

         The report of our independent registered accounting firm and our consolidated financial statements and related footnotes are listed below and begin on page F-1 of this report.

    2.          Financial Statement Schedules

         None

    3.          Exhibit List

Exhibit Index

Number	Exhibit
3.1	Memorandum of Association of Pansoft Company Limited. (incorporated herein by reference to the Company's S-1/A, dated July 28, 2008, Exhibit 3.1)

3.2	Articles of Association of Pansoft Company Limited. (incorporated herein by reference to the Company's S-1/A, dated July 28, 2008, Exhibit 3.2)

4.1	Specimen Certificate for Common Stock (incorporated herein by reference to the Company's S-1/A, dated August 12, 2008, Exhibit 4.1)

4.2	Form of Placement Agent's Warrant (incorporated herein by reference to the Company's S-1, dated May 14, 2008, Exhibit 4.2)

10.1	Form of Technology Development (Commission) Contract for Pansoft (Jinan) Co., Ltd. (incorporated herein by reference to the Company's S-1, dated May 14, 2008, Exhibit 10.1)

10.2	Form of Product Purchase and Sales Contract for Pansoft (Jinan) Co., Ltd. (incorporated herein by reference to the Company's S-1, dated May 14, 2008, Exhibit 10.2)

10.3	Form of Labor Contract for Pansoft (Jinan) Co., Ltd. (incorporated herein by reference to the Company's S-1, dated May 14, 2008, Exhibit 10.3)

10.4	Form of Confidentiality Agreement for Pansoft (Jinan) Co., Ltd. (incorporated herein by reference to the Company's S-1, dated May 14, 2008, Exhibit 10.4)

10.5	Form of Co-operation Contract for Pansoft (Jinan) Co., Ltd. (incorporated herein by reference to the Company's S-1, dated May 14, 2008, Exhibit 10.5)

10.6
Translation of Trust Agreement for Hugh Wang's beneficial ownership of Timesway shares on behalf of PJCL employees (incorporated herein by reference to the Company's S-1/A, dated July 28, 2008, Exhibit 10.6)

10.7	Translation of Acquisition agreement with PJCL (incorporated herein by reference to the Company's S-1/A, dated July 28, 2008, Exhibit 10.7)

10.8	Translation of Trust Agreement between Hugh Wang and Conrad Tsang (incorporated herein by reference to the Company's S-1/A, dated July 28, 2008, Exhibit 10.8)

10.9
Translation of Technology Development (Commission) Contract with Xinjian Sales Branch of China National Petroleum Corporation, Ltd. (incorporated herein by reference to the Company's S-1/A, dated July 28, 2008, Exhibit 10.9)

10.10	Translation of PetroChina International Co., LTD (CHINAOIL) SAP System Optimization Project Contract (incorporated herein by reference to the Company's S-1/A, dated July 28, 2008, Exhibit 10.10)

10.11
Translation of Technology Service Contract between Shengli Oil Field Administration and Pansoft (Jinan) Company, Ltd. (incorporated herein by reference to the Company's S-1/A, dated July 28, 2008, Exhibit 10.11)

10.12
Translation of Technology Service Contract between Shengli Oil Field Branch of Sinopec and Pansoft (Jinan) Company, Ltd. (incorporated herein by reference to the Company's S-1/A, dated July 28, 2008, Exhibit 10.12)

10.13
Translation of China National Petroleum Budget Management Information Project between Financial Management Company of China National Petroleum Corporation and Pansoft (Jinan) Company, Ltd. (incorporated herein by reference to the Company's S-1/A, dated July 28, 2008, Exhibit 10.13)

10.14
Translation of Technology Service Contract between Shengli Oil Field Administration and Pansoft (Jinan) Company Ltd. (incorporated herein by reference to the Company's S-1/A, dated July 28, 2008, Exhibit 10.14)

10.15	2008 Stock Incentive Plan. *

21.1	List of subsidiaries of the Company. (incorporated herein by reference to the Company's S-1/A, dated May 14, 2008, Exhibit 21.1)

23.1	Consent of MSCM LLP. *

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Pansoft Company Limited

    We have audited the accompanying consolidated balance sheets of Pansoft Company Limited ("Company") and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/S/  MSCM LLP
MSCM LLP

Toronto, Canada
March 27, 2009

Pansoft Company Limited
Consolidated Balance Sheets
AS OF DECEMBER 31, 2008 AND 2007

	December 31, 2008	December 31, 2007

Assets
Current assets
Cash and cash equivalents	$12,185,950	$3,365,613
Accounts receivable, net of allowance for doubtful accounts $152,070, (2007 - $48,474)	1,136,159	697,996
Unbilled revenues	2,221,142	482,858
Prepayments, deposits and other receivables	107,785	111,444
Inventory	68,348	-
Income tax receivable	-	5,236

Total current assets	15,719,384	4,663,147

Deferred cost	-	63,709
Property and equipment, net	650,708	221,191
Deferred software development cost	73,287	137,088

Total assets	$16,443,379	$5,085,135

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$905,748	$425,156
Deferred revenue	181,192	7,597
Deferred government grants	-	34,272
Income tax payable	192,470	-
Deferred income taxes	191,036	-

Total current liabilities	1,470,446	467,025

Commitments
Stockholders' equity
Common stock (30,000,000 common shares authorized;
par value of $0.0059 per share; 5,438,232 shares issued
and outstanding (2007 ‑ 4,238,232))
Share capital	32,080	25,000
Additional paid‑in capital	8,222,054	502,989
Retained earnings	5,711,114	3,550,165
Statutory reserves	363,063	223,855
Accumulated other comprehensive income	644,622	316,101
Total stockholders' equity	14,972,933	4,618,110

Total liabilities and stockholders' equity	$16,443,379	$5,085,135

The accompanying notes are an integral part of these consolidated financial statements.

Pansoft Company Limited
Consolidated Statements of Operations and Comprehensive Income
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

Sales	$6,891,710	$5,219,622
Cost of sales	3,395,695	2,576,109

Gross profit	3,496,015	2,643,513

Expenses
General and administrative expenses	566,716	215,267
Selling expenses	36,047	31,646
Professional fees	140,072	55,082
Stock option expense	203,012	-
	945,847	301,995

Income from operations	2,550,168	2,341,518

Other income	14,532	14,215
Finance cost	(4,199)	(371)
Interest income	126,294	22,242
Gain on disposition of property and equipment	1,558	10,349
Loss on equity investment	-	(19,221)

Income before provision for income taxes	2,688,353	2,368,732
Current income tax	197,563	-
Deferred income taxes	190,633	-

Net income	2,300,157	2,368,732

Other comprehensive income	328,521	239,411

Comprehensive income	$2,628,678	$2,608,143

Basic and diluted net income per share	$0.50	$0.56

Basic and diluted weighted average number of shares outstanding	4,613,027	4,238,232

The accompanying notes are an integral part of these consolidated financial statements.

Pansoft Company Limited
Consolidated Statements of Shareholders' Equity
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common Shares		Additional	Retained	Statutory	Accumulated Other
	Number	Amount	Paid In Capital	Earnings	Reserves	Comprehensive Income	Total

Balance at December 31, 2006	4,238,232	$25,000	$502,989	$929,327	$475,961	$76,690	$2,009,967
Foreign currency translation adjustment	-	-	-	-	-	239,411	239,411
Net income	-	-	-	2,368,732	-	-	2,368,732
Adjustment to statutory reserves	-	-	-	252,106	(252,106)	-	-

Balance at December 31, 2007	4,238,232	25,000	502,989	3,550,165	223,855	316,101	4,618,110
Issuance of common stock	1,200,000	7,080	8,392,920	-	-	-	8,400,000
Costs related to issuance of common stock	-	-	(876,987)	-	-	-	(876,987)
Foreign currency translation adjustment	-	-	-	-	-	328,521	328,521
Net income	-	-	-	2,300,157	-	-	2,300,157
Adjustment to statutory reserves	-	-	-	(139,208)	139,208	-	-
Issuance of warrants	-	-	120	-	-	-	120
Stock option expense	-	-	203,012	-	-	-	203,012

Balance at December 31, 2008	5,438,232	$32,080	$8,222,054	$5,711,114	$363,063	$644,622	$14,972,933

The accompanying notes are an integral part of these consolidated financial statements.

Pansoft Company Limited
Consolidated Statements of Cash Flows
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Cash flows from operating activities
Net income	$2,300,157	$2,368,732
Adjustments to reconcile net income to net cash
Provided by operating activities:
Deferred income taxes	190,633	-
Amortization of government grants	(115,673)	(63,564)
Amortization	250,897	147,850
Stock-based compensation	203,012	-
Gain on disposition of property and equipment	(1,558)	(10,349)
Loss on equity investment	-	19,221
Changes in operating assets and liabilities:
Accounts receivable	(446,772)	(112,766)
Unbilled revenues	(1,695,105)	(387,748)
Prepayments, deposits and other receivables	89,609	(68,964)
Inventory	(65,881)	-
Accounts payable and accrued liabilities	439,375	216,664
Government grants received, net	79,458	-

Deferred revenues	112,437	(21,078)
Income tax payable	191,979	-

Cash provided by operating activities	1,532,568	2,087,998

Cash flows from investing activities
Purchase of property and equipment	(589,188)	(47,770)
Proceeds from disposition of property and equipment	17,611	43,809
Proceeds from disposition of long term investments	-	29,363

Cash (used in) provided by investing activities	(571,577)	25,402

Cash flows from financing activities
Issuance of common stock	7,648,549	-
Dividend paid	-	(261,871)

Cash provided by (used in) financing activities	7,648,549	(261,871)

Effect of exchange rate changes on cash and cash equivalents	210,797	172,009

Increase in cash and cash equivalents	8,820,337	2,023,538
Cash and cash equivalents, beginning of year	3,365,613	1,342,075

Cash and cash equivalents, end of year	$12,185,950	$3,365,613

Supplemental cash flow information
Interest received	$113,248	$22,460
Interest paid	$922	$589

The accompanying notes are an integral part of these consolidated financial statements.

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

Prior to the incorporation of the Company, Jinan was 100% owned by employees who ultimately became the controlling shareholders of the Company. As such, the opening retained earnings presented on the consolidated balance sheet and statements of shareholders' equity are presented using the continuity of interest method of accounting. Under this method, all activities of Jinan are included in the consolidated financial statements of the Company as if the Company had been the parent company for all periods presented.

On September 8, 2008, the Company completed an initial public offering of 1,200,000 common shares at $7.00 per share. Our shares started trading on NASDAQ Capital Market the next day. Prior to the completion of IPO, the Company completed a 169.5253-for-one stock split to be effected in the form of a stock dividend to holders of our ordinary shares.

In December 2008, the Company established its subsidiary, Pansoft (Hong Kong) Limited ("Hong Kong") to serve the overseas customers.

2.        Significant Accounting Policies

    Basis of Consolidation

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Jinan and Hong Kong. All inter-company accounts and transactions have been eliminated upon consolidation.

    Cash and cash equivalents

Cash is comprised of cash on hand.  Cash equivalents are short-term, highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash and which are subject to insignificant risk of change in value.

    Accounts receivable

Accounts receivable are stated at original invoice amount less allowance made for doubtful receivables based on a review of all outstanding amounts at the period end.  An allowance for doubtful receivables is made when there is objective evidence that the Company will not be able to collect all amounts due according to the original terms of the receivables.  Bad debts are written off when identified. Bad debt expense for the year ended December 31, 2008 amounted to $177,125 (2007 - $46,482).

Unbilled Revenue

Unbilled revenue represents the accumulated unbilled amount of revenue recognized, based on the Company's revenue recognition policy.

Inventory

Inventory comprises hardware equipment purchased for reselling and is recorded at lower of cost and net realizable value.

Management periodically compares cost of inventory with market and records a reserve for obsolescence when necessary. The reserve for inventory obsolescence was $0 at December 31, 2008 and December 31, 2007

    Property and equipment

Property and equipment are recorded at cost. Amortization is provided over the expected useful lives of the property and equipment with 5% residual value using the following methods and annual rates:

Building and improvements                           -   20   years straight line
Computer equipment                                       -   5   years straight line
Vehicles                                                             -   5   years straight line
Office furniture                                                 -   5   years straight line
Computer software                                          -   3   years straight line

Maintenance and repairs expenditures, which do not improve or extend an assets' productive life, are expensed as incurred.

    Research and software development costs

Research costs are charged to expense as incurred.  Software development costs incurred prior to the establishment of technological feasibility are expensed.  Software development costs incurred between the establishment of technological feasibility and product release are capitalized, if material, and amortized over the estimated economic life of the product, which is generally three years. Research and development costs expensed for the year ended December 31, 2008 amounted to $71,983 (2007 - $68,544) and were included in cost of sales. These amounts are the annual amortization expense associated with capitalized software development cost. (Note 5)

    Impairment of long-lived assets

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

The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, "("FIN 48"), on January 1, 2007.  The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48.  The Company files income tax returns in the PRC jurisdictions.   The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.  As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year. The Company's effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses, temporary differences, and preferential tax treatment.

    Value added taxes

Jinan calculates, collects from customers, and remits to governmental authorities value added taxes assessed by governmental authorities in connection with revenue-producing transactions with its customers.  The Company reports these taxes on a net basis and does not include these tax amounts in revenue or cost of revenue. Jinan, as a consequence of being in the high-tech industry, sometimes receives special refunds of VAT remitted; this is included as a reduction of cost of sales.

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

For the software development contracts, the Company sometimes provides its customers with a limited warranty of approximately one year following the customer's initial acceptance of the completed project. The last 5% of the contract price is considered the milestone for the warranty period on such contracts. For these contracts with warranty clauses, 5% of the contract amount is not recognized as revenue or invoiced until the warranty period expires.

From time to time, the Company enters into general IT service arrangements with their customers, where the Company is obligated to perform professional services, such as unspecific upgrades and technical support. This revenue is recognized based on the actual service hours and the hourly rate agreed by clients in advance. Occasionally, such services were rendered to cover a specified period of time. This revenue is recognized over the term of the contract on a straight-line basis. Some of these arrangements are entered into agreements with customers who have engaged the Company to develop software systems. However, the general IT services are always arranged after the software development contracts are completed or may not be directly related to the system the Company developed for these customers under the software development contracts. There is no warranty provided for general IT service arrangements.

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

	December 31, 2008	December 31, 2007
Period end RMB U.S. Dollar exchange rate	6.8225	7.2946
Average yearly RMB U.S. Dollar exchange rate	6.9477	7.6072

The foreign currency translation adjustment of $328,521 (2007 - $239,411) has been reported as other comprehensive income in the consolidated statements of operations for the year ended December 31, 2008.

Although the Chinese government regulations now allow convertibility of RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that RMB could be converted into U.S. dollars at that rate or any other rate.

Substantially all the Company's revenue and expenses are denominated in RMB.  The Company's RMB cash inflows are sufficient to service its RMB expenditures.  For financial reporting purposes, the Company uses U.S. dollars.  The value of the RMB against U.S. dollars and other currencies may fluctuate and is affected by, among other things, changes in China's political and economic conditions.  Any significant revaluation of RMB may materially affect the Company's financial condition in terms of U.S. dollar reporting.

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

Stock-based compensation

 The Company records stock-based compensation in accordance with SFAS 123(R), "Share-Based Payments," which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

    Comprehensive income

Comprehensive income is the sum of net income and other comprehensive income reported in the consolidated statements of operations and comprehensive income.  Other comprehensive income or loss includes accumulated foreign currency translation gains and losses.  The Company has reported the components of comprehensive income on its consolidated statements of shareholders' equity.

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

Accounting Principles Recently Adopted

Effective January 1, 2008, the Company adopted SFAS 157 "Fair Value Measurements" for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This standard does not apply measurements related to share-based payments, nor does it apply to measurements related to inventory.

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

 Level 3:  Observable inputs that reflect the reporting entity's own assumptions.

The financial assets and liabilities of the Company subject to fair value measurements and the necessary disclosures are as follows:

Fair Value Measurements Using				Assets/Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Cash equivalents	$6,129,895	-	-	$6,129,895

SFAS No. 159, "The Fair Value Option for Financial Assets and Financials Liabilities - Including an Amendment of FASB Statement No.115" issued by FASB in February 2007, this standard permits measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 requires prospective application and certain additional presentation and disclosure requirements.  The adoption on January 1, 2008 of this statement did not have a material impact on the Company's consolidated financial statements.

3.        Accounting Standards Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)") which revised SFAS No. 141, Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquirer and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. As the provisions of SFAS No. 141(R) are applied prospectively, the impact of this standard cannot be determined until the transactions occur.

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

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 became effective on November 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS No. 162.

In May 2008, the FASB issued FASB FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)". FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. Such separate accounting also requires accretion of the resulting discount on the liability component of the debt to result in interest expense equal to an issuer's nonconvertible debt borrowing rate. In addition, the FSP provides for certain changes related to the measurement and accounting related to derecognition, modification or exchange. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The impact of this standard cannot be determined until the transactions occur.

In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing income per share under the two-class method pursuant to SFAS No. 128, "Earnings per Share." This guidance establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Furthermore, all prior period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. The impact of this standard cannot be determined until the transactions occur.

4.        Property and Equipment

		Accumulated	December 31, 2008
	Cost	Amortization	Net Book Value
Computer equipment	$957,625	$322,514	$635,111
Vehicles	171,852	159,640	12,212
Office furniture	8,738	8,395	343
Software	5,520	2,478	3,042
Total	$1,143,735	$493,027	$650,708

		Accumulated	December 31, 2007
	Cost	Amortization	Net Book Value
Building and improvements	$17,033	$1,136	$15,897
Computer equipment	327,787	163,174	164,613
Vehicles	160,730	121,984	38,746
Office furniture	7,814	7,814	-
Computer software	3,122	1,187	1,935
Total	$516,486	$295,295	$221,191

Total amortization expense for the year ended December 31, 2008 was $250,897 (2007 - $147,850) with $211,076 (2007 - $128,535) included in cost of sales, $39,821 (2007 - $16,060) in general and administrative expenses and $0 (2007 - $3,255) offset by government grants.

5.       Software Development Cost

	December 31, 2008	December 31, 2007
Software development cost	$219,861	$205,632
Less: accumulated amortization	146,574	68,544
	$73,287	$137,088

    Amortization expense for the year at December, 2008 was $ 71,983 (2007 - $ 68,544). The amortization expense was included in cost of sales.

6.        Deferred Government Grants

Pursuant to several research projects approved by the PRC government, the Company received grants from the government to cover research costs associated with these research projects.  The grants were amortized against the corresponding research and development expenses as and when they are incurred for the research projects for which these grants are received.  The amortization of the grants recorded as a reduction of cost of sales and administrative expense for the year ended December 31, 2008 was $ 115,673 (2007 - $63,564).

7.        Statutory Reserves

In accordance with the laws and regulations of the PRC, all wholly-owned foreign invested enterprises have to set aside a portion of their net income each year as statutory reserves.  The proportion of allocation for reserve funds is no less than 10 percent of the profit after tax until the accumulated amount of allocation for statutory surplus reserve funds reaches 50 percent of the registered capital. Statutory reserves represent restricted retained earnings. Statutory reserves are to be utilized to offset prior years' losses, or to increase its share capital. When a limited liability company converts its statutory reserves to capital in accordance with a shareholders' resolution, the Company will either distribute new shares in proportion to the number of shares held by each shareholder, or increase the par value of each share. Except for the reduction of losses incurred, any other usage should not result in this reserve balance falling below 25% of the registered capital. The funds accumulated by Jinan as of December 31, 2008 was $363,063, and December 31, 2007 was $223,855.

8.        Income Taxes

The Company files income tax returns in the PRC. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

In 2007, Pansoft's operating subsidiary Jinan was subject to the enterprise income tax at the reduced applicable rate of 7.5%, as Jinan was classified as a "software enterprise" and "high-technology enterprise" business. The Company was able to enjoy a further reduction to 0% due to being a foreign investment enterprise ("FIE").

On March 16, 2007, The National People's Congress of China passed "The Law of the People's Republic of China on Enterprise Income Tax" (the "Enterprise Income Tax Law").  The Enterprise Income Tax Law became effective on January 1, 2008.  This new law eliminated the existing preferential tax treatment that is available to the FIEs but provides grandfathering of the preferential tax treatment currently enjoyed by the FIE's.  Under the new law, both domestic companies and FIE's are subject to a unified income tax rate of 25%.  Jinan is currently applying for the re-approval for the special enterprise status in order to enjoy the preferential rate. Before it can obtain its re-approval of the status, it is subject to the new unified income tax rate.  Jinan's two-year tax holiday ended in December 2007 and is currently eligible for the 50% exemption from tax for the years ending December 31, 2008 through December 31, 2010 under the grandfathering provisions in the Enterprise Income Tax Law.

The benefit of the tax holiday for the year ended at December 31, 2008 was $388,196 (2007 - $170,925). The benefit of the tax holiday on earnings per share for the years ended December 31, 2008 was $0.08 (2007 - $0.04).

A reconciliation of consolidated corporate income taxes at the statutory rate of 25% (2007 - 7.5%) and the Company's effective income tax expense for the year ended December 31, 2008 and 2007 are shown as follows:

	2008	2007
Income before provision for income taxes	$2,688,353	$2,368,732
Income tax at statutory rate (25%, 2007 - 7.5%)	672,088	177,655
	-
Effect of tax exemption	-	-
Stock-based compensation	50,753	-
Foreign loss not recognized in PRC	13,803	-
Temporary difference and other	39,748	(6,730)
Effect of 50% tax reduction, (2007 - tax exempted)	(388,196)	(170,925)
Income tax provision	$388,196	$-

Current income taxes	$197,563	$-
Deferred income taxes	190,633	-
Total income tax provisions	$388,196	$-

  The significant components of deferred tax assets (liabilities) are as follows:

	2008	2007
Timing difference on revenue recognition	$(572,125)	$(84,106)
Write off of accounts receivable	57,717	41,666
Plant, equipment and capitalized software cost	(37,063)	(24,786)
Other temporary differences	169,399	49,457
	(382,072)	(17,769)
Effect of 50% tax reduction (2007 - tax exempted)	191,036	17,769
Net deferred income tax liabilities	$(191,036)	$-

9.        Shareholders' Equity

    Common stock

On July 21, 2008, The Company's Board of Directors approved a 169.529280-for-1 stock split of the Company's common stock, whereby each share held by holders of record as of July 21, 2008 was subdivided into 169.529280 shares. The effects of this common stock split have been retroactively applied to the accompanying consolidated financial statement and notes thereto.

On September 8, 2008, the Company completed an initial public offering ("IPO") on NASDAQ. Pursuant to the IPO, the Company issued 1,200,000 shares of common stock for gross proceeds of $ 8,400,000 and issued 120,000 underwriter warrants. Each warrant entitles the holder to purchase one common share for a price of $ 8.40 per share for a period of four years following the closing of the IPO. The unit price for each Underwriter warrant is $ 0.001. The Company received proceeds of $ 120 from the issuance of underwriter warrants which is included in additional paid-in capital. The costs of the offering totaled to $ 876,987 and are included in additional paid-in capital.

    Warrants

    Following is a summary of the warrant activity:

Number of Warrant Outstanding
December 31, 2007 and 2006	-

Granted	120,000

Exercised	-

December 31, 2008	120,000

    Stock options

The Company has authorized the establishment of a pool for stock options effective on August 12, 2008 for its directors and employees (the "Pool"). The Pool contains 604,248 options to purchase common shares. It provides additional compensation incentives for high levels of performance and productivity by management, other key employees of the Company and directors.

    The following table summarizes the activity of the Company's stock option plan:

	Options	Weighted Average Exercise Price
Outstanding, December 31, 2006 and 2007	-	-
Granted during the year	367,000	$ 6.47
Outstanding, December 31, 2008	367,000	$ 6.47

In September 2008, the Company granted 321,000 options to its directors, management and key employees at an exercise price of $7.00, vesting at a rate of 20% per year for five years. The fair value of these stock options was determined to be $4.39 per stock option. In December 2008, the Company granted 46,000 options to its directors, financial advisor and Interim CFO at an exercise price of $2.74. The vesting rate is 33% per year for two years and 34% for one year for the options granted to the directors and advisor and at the rate of 20% per year for five years for the options granted to Interim CFO. The fair value of these stock options was determined to be $1.39 and 1.72 per stock option, respectively.

The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), "Share-Based Payment" (SFAS No. 123(R)) and SAB No. 107. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company's stock and the risk-free rate. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

    The fair value of each stock option grant was estimated at the date of grant using a Black-Scholes option pricing model. The following table summarized the options granted in 2008.

    The assumptions used in the stock option valuation are as follow:

Grant Date	September 8, 2008	December 13, 2008	December 13, 2008
Option Granted	321,000	31,000	15,000
Exercise Price	$7.00	$2.74	$2.74
Expected Life	5	3	5
Volatility	75%	75%	75%
Risk free rate	2.98%	1.05%	1.55%
Dividend yield	0%	0%	0%
Option value	$4.39	$1.39	$1.72

A total of $203,012 was included in the stock option expense for 2008. As of December 31, 2008, there was approximately $ 1,276,028 of unrecognized compensation costs related to the non-vested share-based arrangements granted under the Company's stock option plan. Those costs are expected to be recognized over a weighted-average period of approximately 4.61 years. No option becomes exercisable within 60 days from the filing date of this 10K.

    Stock option summary:

Outstanding Stock options			Exercisable Options
Weighted Average Exercise Price	Number	Average Remaining Contractual Life	Weighted Average Exercise Price	Exercise Number
$ 7.00	321,000	4.75 years	$ 7.00	-
$ 2.74	46,000	3.61 years	$ 2.74	-
$ 6.47	367,000	4.61 years	$ 6.47	-

10.      Commitments

    For the year ending December 31, 2009, the Company was committed to annual operating lease payments for rental office and employee residence of $ 23,508. These leases are renewed on an annual basis.

11.      Financial Instruments

    Concentrations of credit risk

Accounts receivable potentially subject the Company to concentrations of credit risk.  Management is of the opinion that any risk of accounting loss is significantly reduced due to the financial strength of the Company's major customers.  The Company performs ongoing credit evaluations of its customers' financial condition and evaluates management performance based on proceeds collected from projects.  Consequently, exposure to credit risk is limited accordingly.

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

12.      Economic Dependence

For the year ended December 31, 2008, three major customers individually comprised 17%, 8% and 29% of revenue, compared with 15%, 5% and 41% respectively in 2007. The subsidiaries of the Company's three major customers accounted for 40% of revenue (2007 - 32%).

There were three customers that individually comprise 31%, 24% and 15% of account receivable on December 31, 2008. Three customers individually made up 20%, 16% and 16% of account receivable at December 31, 2007.

13.      Segmented Information

The Company applies the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company views its operations and manages its business as one segment: the   design, development, implementation and servicing of ERP systems. Factors used to identify the Company's single operating segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance.  The Company operates predominantly in one geographical area, the PRC.

Exhibits

The following documents are filed as exhibits herewith or incorporated by reference to exhibits previously filed with the SEC:

Number	Exhibit
3.1	Memorandum of Association of Pansoft Company Limited. (incorporated herein by reference to the Company's S-1/A, dated July 28, 2008, Exhibit 3.1)

3.2	Articles of Association of Pansoft Company Limited. (incorporated herein by reference to the Company's S-1/A, dated July 28, 2008, Exhibit 3.2)

4.1	Specimen Certificate for Common Stock (incorporated herein by reference to the Company's S-1/A, dated August 12, 2008, Exhibit 4.1)

4.2	Form of Placement Agent's Warrant (incorporated herein by reference to the Company's S-1, dated May 14, 2008, Exhibit 4.2)

10.1	Form of Technology Development (Commission) Contract for Pansoft (Jinan) Co., Ltd. (incorporated herein by reference to the Company's S-1, dated May 14, 2008, Exhibit 10.1)

10.2	Form of Product Purchase and Sales Contract for Pansoft (Jinan) Co., Ltd. (incorporated herein by reference to the Company's S-1, dated May 14, 2008, Exhibit 10.2)

10.3	Form of Labor Contract for Pansoft (Jinan) Co., Ltd. (incorporated herein by reference to the Company's S-1, dated May 14, 2008, Exhibit 10.3)

10.4	Form of Confidentiality Agreement for Pansoft (Jinan) Co., Ltd. (incorporated herein by reference to the Company's S-1, dated May 14, 2008, Exhibit 10.4)

10.5	Form of Co-operation Contract for Pansoft (Jinan) Co., Ltd. (incorporated herein by reference to the Company's S-1, dated May 14, 2008, Exhibit 10.5)

10.6
Translation of Trust Agreement for Hugh Wang's beneficial ownership of Timesway shares on behalf of PJCL employees (incorporated herein by reference to the Company's S-1/A, dated July 28, 2008, Exhibit 10.6)

10.7	Translation of Acquisition agreement with PJCL (incorporated herein by reference to the Company's S-1/A, dated July 28, 2008, Exhibit 10.7)

10.8	Translation of Trust Agreement between Hugh Wang and Conrad Tsang (incorporated herein by reference to the Company's S-1/A, dated July 28, 2008, Exhibit 10.8)

10.9
Translation of Technology Development (Commission) Contract with Xinjian Sales Branch of China National Petroleum Corporation, Ltd. (incorporated herein by reference to the Company's S-1/A, dated July 28, 2008, Exhibit 10.9)

10.10	Translation of PetroChina International Co., LTD (CHINAOIL) SAP System Optimization Project Contract (incorporated herein by reference to the Company's S-1/A, dated July 28, 2008, Exhibit 10.10)

10.11
Translation of Technology Service Contract between Shengli Oil Field Administration and Pansoft (Jinan) Company, Ltd. (incorporated herein by reference to the Company's S-1/A, dated July 28, 2008, Exhibit 10.11)

10.12
Translation of Technology Service Contract between Shengli Oil Field Branch of Sinopec and Pansoft (Jinan) Company, Ltd. (incorporated herein by reference to the Company's S-1/A, dated July 28, 2008, Exhibit 10.12)

10.13
Translation of China National Petroleum Budget Management Information Project between Financial Management Company of China National Petroleum Corporation and Pansoft (Jinan) Company, Ltd. (incorporated herein by reference to the Company's S-1/A, dated July 28, 2008, Exhibit 10.13)

10.14
Translation of Technology Service Contract between Shengli Oil Field Administration and Pansoft (Jinan) Company Ltd. (incorporated herein by reference to the Company's S-1/A, dated July 28, 2008, Exhibit 10.14)

10.15	2008 Stock Incentive Plan. *

21.1	List of subsidiaries of the Company. (incorporated herein by reference to the Company's S-1/A, dated May 14, 2008, Exhibit 21.1)

23.1	Consent of MSCM LLP. *

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANSOFT COMPANY LIMITED

March 27, 2009	By:	/s/ Allen Zhang
Allen Zhang
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guoqiang Lin	Chief Executive Officer	March 27, 2009
Guoqiang Lin	(Principal Executive Officer)

/s/ Hugh Wang	Chairman of the Board	March 27, 2009
Hugh Wang

/s/ Chong Chen	Director	March 27, 2009
Chong Chen

/s/ Tony Luh	Director	March 27, 2009
Tony Luh

/s/ Samuel Shen	Director	March 27, 2009