Form 10-K/A
period 2008-12-31
Pansoft CO LTD
filed 2009-04-28
CIK 1430452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    ☐ No   ☑

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

(1) Yes  ☑     (2) Yes   o  No ☑

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

The Company is authorized to issue 30,000,000 common shares, par value $0.0059 per share.  As of March 15, 2009, the Company has 5,438,232 common shares issued and outstanding.

PANSOFT COMPANY LIMITED

FORM 10-K/A
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Pansoft Company Limited (the “Company”) Annual Report on Form 10-K for the fiscal year December 31, 2008 (the “Annual Report”) previously filed with the Securities and Exchange Commission on March 27, 2009. This amendment (the “Amended Report”) is being filed to amend the Annual Report to include such Part III information and also additional exhibits attached to this report. All other items and exhibits contained in the Form 10-K as filed on March 27, 2009 remain unchanged.

This Amended Report does not include the entire Form 10-K.  Except as otherwise expressly stated for the items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report.  The Company has not updated the disclosures contained herein to reflect events that have occurred since the filing of the Original Report.  Accordingly, this Amended Report should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report.

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

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth our executive officers and directors, their ages and the positions held by them:

Name	Age	Position	Appointment Year
Hugh Wang (1)(7)	59	Chairman and Director	2001
Guoqiang Lin (1)(7)	40	Chief Executive Officer and Director	2001
Allen Zhang (1)	56	Interim Chief Financial Officer	2008
Samuel Shen (1)(2)(3)(4)(6)	44	Director	2008
Chen Chong (1)(2)(3)(4)(5)	65	Director	2008
Tony Luh (1)(2)(3)(4)(6)	45	Director	2008
________________________

(1)	The individual’s business address is c/o Pansoft Company Limited, 3/f, Qilu Software Park Building, Jinan Hi-tech Zone, Jinan 250101, Shandong, and People’s Republic of China.
(2)	Member of audit committee.

(3)	Member of compensation committee.
(4)	Member of nominating committee.

(5)	Class I director whose term expires in 2009.
(6)	Class II director whose term expires in 2010.

(7)	Class III director whose term expires in 2011.

Hugh Wang. Mr. Wang is our Chairman and a director. Mr. Wang founded Pansoft in 2001 and has been the Chairman since that time. Prior to founding Pansoft, from 1990-2001, Mr. Wang was Senior Vice President and one of the chief engineers of Inspur Group, a Chinese software company now listed on the Shanghai Stock Exchange. From 1987 to 1990, Mr. Wang was a lecturer in computer science at Shandong Teacher’s University. From 1982 to 1985, Mr. Wang served as Senior Programmer for the Information Center of Jinan Railway Management Bureau, one of 18 railway bureaus in China. Since 2006, Mr. Wang has served on a part time basis as a professor in the computer science department at Shandong Teacher’s University, focusing on software engineering, enterprise internal process control models, data models and ERP systems. Mr. Wang received a bachelor’s degree in computer science from Shandong University and a master’s degree in computer science and engineering from Tsing Hua University.

Guoqiang Lin. Mr. Lin is our Chief Executive Officer and a director. Mr. Lin was one of the founders of Pansoft in 2001. Prior to founding Pansoft from 1990-2001, Mr. Lin was the Vice President of Inspur Group, a Chinese software company now listed on the Shanghai Stock Exchange. While at Inspur Software, Mr. Lin developed “Guoqiang Finance,” an ERP software system for Chinese businesses. Mr. Lin received a bachelor’s degree in computer science from Shandong Teacher’s University.

Allen Zhang. Mr. Zhang is our Interim Chief Financial Officer. From 2002-2008, Mr. Zhang was an international business consultant of Oriental Connections/China Railway Construction 18th Bureau Corporation, a large construction corporation in China. From 2005-2007, Mr. Zhang served as the Interim Chief Financial Officer and International Trade Director for the Japan/China Project office in Beijing of Westlake International, a diversified investment company with operations in China, Japan and the United States. From 2001 to 2002, Mr. Zhang served as the Chief Financial Officer and a director of Beijing Skill Technology Company, a medical device technology development company. He co-founded and served Pursca Technology, a high-tech start-up company, as President from 2000 to 2001. From 1999 to 2000, Mr. Zhang served as the international business manager and special project leader of PacificNet.com, a provider of customer relationship management, mobile Internet, e-commerce and gaming technology in China. Mr. Zhang received a bachelor’s degree in Economics from the People’s University of China and a master degree in Agricultural and Applied Economics from the University of Minnesota.

Samuel Shen. Mr. Shen currently serves as a Senior Vice President for Microsoft China. He also serves as Senior Director of the Strategic Partnership Group (SPG) for Microsoft China. In this role, Mr. Shen leads a group of Microsoft China employees designed to develop business relationships within China’s intellectual technology companies through technical cooperation, software outsourcing, technology licensing and solution development. From 2004 to 2005, Mr. Shen was Senior Director of the Microsoft Windows Server System Global Engineering Group, a group that provided localization services, international customer requirements, domestic customer escalation management and integration testing for the Windows Server System. From 2002 to 2004, Mr. Shen served as the Business and Marketing Officer for Microsoft Taiwan Corporation. Mr. Shen received a bachelor’s degree and a master’s degree in computer science from the University of California, Santa Barbara.

Chong Chen. Mr. Chen currently serves as the President of China Software Industry Association, a voluntary organization formed in 1984 by enterprises and individuals engaged in software research and development. From 1998 to 2004, Mr. Chen was the Vice Director of Electronic & Information Products Management Department, of China’s MII. From 1993 to 1998, Mr. Chen served as the Vice Director of the Computer Industry Department, Ministry of Electronic Industry of the People’s Republic of China. From 1985 to 1993, Mr. Chen was Chief of the Software Industry Section of the Computer Industry Department, Ministry of Mechanical & Electronic Industry of the People’s Republic of China. From 1975 to 1985, Mr. Chen was a Senior Engineer at the Electronic Technology Academe, Ministry of Electronic Industry of the People’s Republic of China. Mr. Chen received a bachelor’s degree in physics from the Beijing University.

Tony C. Luh. Since 1999, Mr. Luh has served as a managing director of DragonVenture, Inc., a cross-Pacific venture capital, consulting and merger and acquisition advising firm, he founded. In addition, since 2005, Mr. Luh has also served as a managing director of DFJ DragonFund China, a $100 million China-focused early stage venture capital fund. From 1997 to 1999, Mr. Luh held various executive positions for Infowave Communications, an early-stage first-generation Chinese Internet company. Throughout his career in business development, Mr. Luh has negotiated strategic alliances and marketing relationships with various large companies including Yahoo!, Microsoft, Telebank (now E*Trade) and E-Loan. Mr. Luh, an avid baseball fan, also served as the first Major League Baseball simulcast Mandarin announcer for the Oakland Athletics. Mr. Luh received a bachelor’s degree in mass communication broadcasting from Washington State University and a master’s degree in computer science from the University of Texas at Austin.

Board of Directors and Board Committees

Our board of directors currently consists of five directors. There are no family relationships between any of our executive officers and directors.

The directors are divided into three classes, as nearly equal in number as the total number of directors permits. Class I directors shall face re-election at our annual general meeting of shareholders in 2009 and every three years thereafter. Class II directors shall face re-election at our annual general meeting of shareholders in 2010 and every three years thereafter. Class III directors shall face re-election at our annual general meeting of shareholders in 2011 and every three years thereafter.

If the number of directors changes, any increase or decrease will be apportioned among the classes so as to maintain the number of directors in each class as equally as possible. Any additional directors of a class elected to fill a vacancy resulting from an increase in such class will hold office for a term that coincides with the remaining term of that class. Decreases in the number of directors will not shorten the term of any incumbent director. These board provisions could make it more difficult for third parties to gain control of our company by making it difficult to replace members of the Board of Directors.

A director may vote in respect of any contract or transaction in which he is interested, provided, however that the nature of the interest of any director in any such contract or transaction shall be disclosed by him at or prior to its consideration and any vote on that matter. A general notice or disclosure to the directors or otherwise contained in the minutes of a meeting or a written resolution of the directors or any committee thereof of the nature of a director’s interest shall be sufficient disclosure and after such general notice it shall not be necessary to give special notice relating to any particular transaction. A director may be counted for a quorum upon a motion in respect of any contract or arrangement which he shall make with our company, or in which he is so interested and may vote on such motion.

There are no membership qualifications for directors. Further, there are no share ownership qualifications for directors unless so fixed by us in a general meeting.

Currently, three committees have been established under the board: the audit committee, the compensation committee and the nominating committee. The audit committee is responsible for overseeing the accounting and financial reporting processes of our company and audits of the financial statements of our company, including the appointment, compensation and oversight of the work of our independent auditors. The compensation committee of the board of directors reviews and makes recommendations to the board regarding our compensation policies for our officers and all forms of compensation, and also administers our incentive compensation plans and equity-based plans (but our board retains the authority to interpret those plans). The nominating committee of the board of directors is responsible for the assessment of the performance of the board, considering and making recommendations to the board with respect to the nominations or elections of directors and other corporate governance issues.  The members of each committee are set forth in the table above.

There are no other arrangements or understandings pursuant to which our directors are selected or nominated.

Board of Directors Observer

In connection with our initial public offering, we have agreed to allow our placement agent to designate one non-voting observer to our Board of Directors until the earlier of the date that in our initial public offering:

•	the investors that purchase common shares in the initial public offering beneficially own less than 10% of our outstanding common shares; or

•	The average closing price per ordinary share equals or exceeds $24.00 for a period of 15 consecutive trading days.

Although our placement agent’s observer will not be able to vote, they may nevertheless significantly influence the outcome of matters submitted to the Board of Directors for approval. We have agreed to reimburse the observer for his or her expenses for attending our Board meetings, subject to a maximum of $6,000 per meeting and $12,000 annually. The observer will be required to certify that such travel expenses are not reimbursed by any other party. We will not be required to pay any other compensation to the observer for his or her role as such. As of the date of this report, our placement agent has selected Mr. Mac Downs to serve as its observer.

Duties of Directors

Under British Virgin Islands law, our directors have a duty to act honestly and in good faith with a view to our best interests. Our directors when exercising powers or performing duties as a director also have a duty to exercise the care, diligence and skill that a reasonable director would exercise in the same circumstances taking into account, but without limitation, the nature of the company, the nature of the decision and the nature of the responsibilities undertaken by him. In fulfilling their duty of care to us, our directors must ensure compliance with our memorandum and articles of association and the Company Law. A shareholder has the right to seek damages if a duty owed by our directors is breached.

Code of Ethics

We have adopted a written Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, or principal accounting officer.  A printed copy of our code of ethics is available without charge by sending a written request to: Allen Zhang, Pansoft Company, Ltd, Qilu Software Park Building F/3, Hi-Tech District, Jinan, China, 250101. In addition, we plan to post a copy of our Code of Business Conduct and Ethics on our website at http://www.pansoft.com/ under “Corporate Governance” immediately after we complete construction such website.  In the event that we make any amendments to or grant any waivers of, a provision of the Code of Business Conduct and Ethics that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons on our website at http://www.pansoft.com/, in the Corporate Governance section.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company is not subject to Section 16 of the Exchange Act because it qualifies as a “foreign private issuer” under the Exchange Act.

Item 11.    Executive Compensation

Summary of Cash and Certain Other Compensation

The following table shows the annual compensation earned for services rendered in all capacities to the Company for the years ended December 31, 2008 and 2007 by Hugh Wang, the Chairman of our Board, Guogiang Lin, our Chief Executive Officer and Allen Zhang our Interim Chief Financial Officer (the “Named Executive Officers”). No other executive officer had a salary during the years ended December 31, 2008 and 2007 of more than $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards(2) ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)
A. Hugh Wang, Chairman of Board	2008	20,151	22,453	43,830.	86,434
	2007	16,800	13,145	--	29,945
B. Guoqiang Lin, Chief Executive Officer	2008	23,605	28,067	31,307	82,979
	2007	21,600	13,145	-	34,745
C. Allen Zhang, Interim Chief Financial Officer	2008	15,832	-	31,888	47,720

(1)           The amounts in column (d) reflect discretionary bonuses awarded for service for the fiscal years ended December 31, 2008 and 2007.

(2)           The amounts in column (e) reflect the compensation expense recognized for financial statement reporting purposes for each indicated year, in accordance with Financial Accounting Standards No. 123, as revised (“SFAS 123(R)”), with respect to stock options granted to the Named Executive Officers, subject to the approval of our shareholders. The amounts reported in column (e) are based on the grant-date fair value for each option award, as determined pursuant to SFAS 123(R), and do not take into account any estimated forfeitures related to service-vesting conditions. Assumptions used in the calculation of such grant-date fair value included in footnote 9 to the Company’s audited financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2009.

Outstanding Equity Awards at Fiscal Year-End

The following table provides certain summary information concerning outstanding stock option awards held by the Named Executive Officers as of December 31, 2008.  As of December 31, 2008 no stock awards other than stock options were outstanding.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)
A. Hugh Wang, Chairman of Board		70,000(1)(3)	$7.00	Sept, 9, 2013
B. Guoqiang Lin, Chief Executive Officer		50,000(1)(3)	$7.00	Sept, 9, 2013
C. Allen Zhang, Interim Chief Financial Officer		50,000(1)(3)	$7.00	Sept, 9, 2013
C. Allen Zhang, Interim Chief Financial Officer		15,000(2)(3)	$2.74	Dec 13, 2013

(1)  Each of the reported options will vest and become exercisable for the total number of shares subject to that option at the time of grant in accordance with the following schedule: twenty percent of the total number of option shares will vest on each anniversary of the September 8, 2008 grant date, provided the optionee continues in the Company’s service through each applicable vesting date.

(2)  Each of the reported options will vest and become exercisable for the total number of shares subject to that option at the time of grant in accordance with the following schedule: twenty percent of the total number of option shares will vest on each anniversary of the December 13, 2008 grant date, provided the optionee continues in the Company’s service through each applicable vesting date.

(3)  Each of the reported options was granted subject to shareholder approval.  In the event shareholder approval of the option grants is not obtained, the options will terminate and cease to be outstanding.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 with respect to the shares of our common stock that may be issued under our equity compensation plan:

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#)	Weighted Average Exercise Price of Outstanding Options Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (#)
Equity Compensation Plans Approved by Shareholders	-	-	-
Equity Compensation Plans Not Approved by Shareholders	367,000 (1)	6.47	237,248 (2)
Total	367,000	6.47	237,248

(1)  In the 2008 fiscal year the Company awarded options to purchase an aggregate of 367,000 shares of the Company’s common stock under the Company’s 2008 Stock Incentive Plan to the Named Executive Officers and directors, subject to the approval of the Company’s shareholders.  In the event shareholder approval of the option grants is not obtained, the options will terminate and cease to be outstanding.

(2)  In July 2008 the Company approved the 2008 Stock Incentive Plan, pursuant to which 604,248 shares of the Company’s common stock are reserved for issuance, subject to the approval of such plan by the Company’s shareholders.  In the event shareholder approval of the 2008 Stock Incentive Plan is not obtained, such plan will terminate and no further awards will be made pursuant to such plan.

2008 Stock Incentive Plan

In July 2008 the Company approved the 2008 Stock Incentive Plan, pursuant to which 604,248 shares of the Company’s common stock are reserved for issuance, subject to the approval of such plan by the Company’s shareholders. Eligible individuals under the 2008 Stock Incentive Plan include employees, non-employee directors and independent consultants in our service or the service of our subsidiaries. Awards under the 2008 Stock Incentive Plan may be either in the form of stock option grants with exercise prices at or above the fair market value of our common stock on the award date or in the form of restricted stock awards. No option grants will have a maximum term in excess of 10 years, and each option grant or stock award will generally vest over one or more years of service. However, upon certain changes in control or ownership, those options and stock awards may vest in whole or in part on an accelerated basis. As of December 31, 2008, options covering an aggregate of 367,000 shares of our common stock were outstanding under the 2008 Stock Incentive Plan, and 237,248 shares of our common stock remained available for future issuance.  In the event shareholder approval of the 2008 Stock Incentive Plan and the option grants awarded under such plan is not obtained, the plan will terminate and no further awards will be made under such plan and the outstanding options will terminate and cease to be outstanding.

Director Compensation

All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. There are no family relationships among our directors or executive officers. Officers are elected by and serve at the discretion of the Board of Directors. Employee directors do not receive any compensation for their services.

Director Summary Compensation Table

The following table sets forth certain information regarding the compensation earned by or awarded to each non-employee director during the 2008 Fiscal Year who served on our Board of Directors in the 2008 Fiscal Year.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
(a)	(b)	(c)(1)(2)	(d)
Samuel Shen(3)	2,647	4,676	7,030
Chong Chen(3)	2,647	4,676	7,030
Tony Luh(3)	2,647	4,676	7,030

(1)           The amounts in column (c) reflect the compensation expense recognized for financial statement reporting purposes for each indicated year, in accordance with Financial Accounting Standards No. 123, as revised (“SFAS 123(R)”), with respect to stock options granted to the non-employee directors, subject to the approval of our shareholders, whether those options were granted in such year or any earlier year. The amounts reported in column (c) are based on the grant-date fair value for each option award, as determined pursuant to SFAS 123(R), and do not take into account any estimated forfeitures related to service-vesting conditions. Assumptions used in the calculation of such grant-date fair value included in footnote 9 to the Company’s audited financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2009.

(2)           The following table shows the number of shares of our common stock subject to the outstanding stock option which each of our non-employee directors held as of the close of the 2008 fiscal year. One third of the total number of option shares will vest on each anniversary of the December 13, 2008 grant date, provided the optionee continues in the Company’s service through each applicable vesting date.  In the event shareholder approval of the option grants is not obtained, the options will terminate and cease to be outstanding.

Name	Aggregate Number of Shares Subject to Outstanding Options
(a)	(b)
Samuel Shen	14,000
Chong Chen	14,000
Tony Luh	14,000

Cash Retainer Fees.

Effective as of July 1, 2008 our non-employee directors received an annual retainer fee of $5,000, which was paid semiannually, as well as RMB 1,000 for each Board or Board committee meeting attended.

Non-employee directors are also entitled to receive compensation for their actual travel expenses for each Board of Directors meeting attended.

Equity Awards.

Under our 2008 Stock Incentive Plan, non-employee directors may receive stock option grants or restricted stock awards. Effective as of September 9, 2008, each non-employee director was granted options to purchase 7,000 shares of our common stock and, on December 13, 2008, additionally, each non-employee director was granted options to purchase 7000 shares of our common stock, subject to shareholder approval of each grant. The shares subject to those options will vest and become exercisable in accordance with the following schedule: one third of the total number of option shares will vest on each anniversary of the September 9, 2008 and December 13, 2008, respectively in accordance  with the grant dates, provided the optionee continues in Board service through each applicable vesting date.

Employment Agreements

Under Chinese law, we may only terminate employment agreements without cause and without penalty by providing notice of non-renewal one month prior to the date on which the employment agreement is scheduled to expire. If we fail to provide this notice or if we wish to terminate an employment agreement in the absence of cause, then we are obligated to pay the employee one month’s salary for each year we have employed the employee. We are, however, permitted to terminate an employee for cause without penalty to our company, where the employee has committed a crime or the employee’s actions or inactions have resulted in a material adverse effect to us.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to beneficial ownership of our common shares as of March 15, 2009 by:

•	Each person who is known by us to beneficially own more than 5% of our outstanding common shares

•	Each of our directors and named executive officers and

•	All directors and named executive officers as a group

The number and percentage of common shares beneficially owned are based on 5,438,232 common shares outstanding as of March 15, 2009. Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common shares. Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to securities. In computing the number of common shares beneficially owned by a person listed below and the percentage ownership of such person, common shares underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of March 15, 2009 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated in the footnotes to this table, or as required by applicable community property laws, all persons listed have sole voting and investment power for all common shares shown as beneficially owned by them. Unless otherwise indicated in the footnotes, the address for each principal shareholder is in the care of Pansoft, 3/f, Qilu Software Park Building, Jinan Hi-tech Zone, Jinan 250101, Shandong, People’s Republic of China.

Named Executive Officers and Directors	Amount of Beneficial Ownership (1)	Percentage Ownership After Offering (2)
Hugh Wang (3)	3,620,495	66.57%
Guoqiang Lin (4)	3,620,495	66.57%
Allen Zhang		*
Samuel Shen		*
Chong Chen		*
Tony Luh		*

All Directors and Executive Officers as a Group (6 people)	3,727,49	66.57%
Timesway Group Limited (5)	3,620,495	66.57%

* Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the common shares.
(2)
The number of our common shares outstanding used in calculating the percentage for each listed person excludes the common shares underlying options held by such person as no stock options can be exercisable within 60 days of March 15, 2009.

(3)
Based on a Schedule 13G filed by Timesway Group ("Timesway"), Timesway beneficially owns 3,620,495 shares of Common Stock of the Company.  Mr Hu Wang serves as the Chairman and Director of Timesway and personally owns approximately 17% common shares of Timesway.  As director of Timesway, Mr. Wang may be deemed to have beneficial ownership of Common Stock beneficially owned by Timesway and hereby disclaims beneficial ownership of such securities.

(4)
Based on a Schedule 13G filed by Timesway, Timesway beneficially owns 3,620,495 shares of Common Stock of the Company. Mr. Guoqiang Lin serves as Director of Timesway and personally owns approximately 17% common shares of Timesway.  As Director of Timesway, Mr. Lin may be deemed to have beneficial ownership of Common Stock beneficially owned by Timesway and hereby disclaims beneficial ownership of such securities.

(5)	Timesway is a British Virgin Islands company formed on July 31, 2001 by Mr. Wang, for the purposes of holding a portion of the common shares of our company.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The nominating committee of our Board of Directors must approve all related party transactions. All material related party transactions will be made or entered into on terms that are no less favorable to us than can be obtained from unaffiliated third parties. Related party transactions that we have previously entered into prior to our initial public offering were not approved by independent directors, as we had no independent directors at that time.

Director Independence
Messrs. Samuel Shen, Chong Chen and Tony Luh are all non-employee Directors, and all of whom our Board of Directors has determined are independent pursuant to the listing rules of NASDAQ. All of the members of our Audit Committee, Nominating/Corporate Governance Committee and Compensation Committee are independent pursuant to the listing rules of NASDAQ. In addition, because Timesway beneficially owns more than 50% of the voting power of the Company, we have met NASDAQ’s definition of a “controlled company.” As a “controlled company,” we are exempt from NASDAQ’s corporate governance rules requiring listed companies to have a majority of independent directors, a nominating/corporate governance committee composed entirely of independent directors with a written charter meeting NASDAQ’s requirements and a compensation committee composed entirely of independent directors with a written charter meeting NASDAQ’s requirements. We are required to comply with all other corporate governance requirements of NASDAQ.

Limitation of Director and Officer Liability

Pursuant to our Memorandum and Articles of Association and the Company Law, every director or officer and the personal representatives of the same shall be indemnified and secured harmless out of our assets against all actions, proceedings, costs, charges, expenses, losses, damages or liabilities incurred or sustained by him or her in or about the conduct of our business or affairs or in the execution or discharge of his or her duties, powers, authorities or discretions, including without prejudice to the generality of the foregoing, any costs, expenses, losses or liabilities incurred by him in defending (whether successfully or otherwise) any civil proceedings concerning us or our affairs in any court whether in the British Virgin Islands or elsewhere. No such director or officer will be liable for: (a) the acts, receipts, neglects, defaults or omissions of any other such Director or officer or agent; or (b) any loss on account of defect of title to any of our property; or (c) account of the insufficiency of any security in or upon which any of our money shall be invested; or (d) any loss incurred through any bank, broker or other similar person; or (e) any loss occasioned by any negligence, default, breach of duty, breach of trust, error of judgment or oversight on his or her part; or (f) any loss, damage or misfortune whatsoever which may happen in or arise from the execution or discharge of the duties, powers authorities, or discretions of his or her office or in relation thereto, unless the same shall happen through his or her own dishonesty.

Item 14.    Principal Accounting Fees and Services

Audit and Non-Audit Fees

The aggregate fees billed by our principal accounting firm, MSCM LLC, for services rendered in fiscal years ended December 31, 2008, and 2007 are as follows:

Name	Audit Fees(1)	Audit Related Fees	All Other Fees (2)
MSCM LLP
for fiscal year ended:
December 31, 2008	$101,818	$0	$53,471
December 31, 2007	$93,042	$0	$0
___________________________

(1)
Includes audit fees for the annual financial statements of the Company, and review of financial statements included in the Company's quarterly reports on Form 10-Q and annual report on Form 10-K, and fees normally provided in connection with statutory and regulatory filings for those fiscal years

(2)	The fees are for review of SEC filings.

Pre-Approval Policies and Procedures

The Audit Committee has a policy concerning the pre-approval of audit and non-audit service to be provided by the Company’s independent auditors. The policy requires that the Audit Committee shall oversee the work of the independent auditors for all audit reports and related works.

All audit and non-audit services for 2008 were pre-approved by the audit committee.

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The list below sets out the exhibits required by Item 601 of Regulation S-K to be filed as a part of Form 10-K and the Amended Report. The Exhibit Index following the signature page to the Amended Report identifies those documents which are exhibits filed herewith or incorporated by reference.

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

10.15	2008 Stock Incentive Plan. (incorporated herein by reference to the Company's Form 10-K, dated March 27, 2009, Exhibit 10.15)

10.16	Code of Ethics. *

10.17	Notice of Grant of Stock Option. *

10.18	Stock Option Agreement. *

21.1	List of subsidiaries of the Company. (incorporated herein by reference to the Company's S-1/A, dated May 14, 2008, Exhibit 21.1)

23.1	Consent of MSCM LLP. (incorporated herein by reference to the Company's Form 10-K, dated March 27, 2009, Exhibit 23.1)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANSOFT COMPANY LIMITED

April 27, 2009	By:	/s/ Allen Zhang
Allen Zhang
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guoqiang Lin	Chief Executive Officer	April 27, 2009
Guoqiang Lin	(Principal Executive Officer)

/s/ Hugh Wang	Chairman of the Board	April 27, 2009
Hugh Wang

/s/ Chong Chen	Director	April 27, 2009
Chong Chen

/s/ Tony Luh	Director	April 27, 2009
Tony Luh

/s/ Samuel Shen	Director	April 27, 2009