Form 10-Q
period 2009-03-31
Pansoft CO LTD
filed 2009-05-15
CIK 1430452

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

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

(1) Yes  ☑  No  ☐         (2) Yes  ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
(1) Yes ☐    No  ☐

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

As of May 14, 2009, the Company has 5,438,232 common shares, par value $0.0059 per share, outstanding.

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

PART I.                      FINANCIAL INFORMATION

Item 1.          Financial Statements.
Pansoft Company Limited
Condensed Consolidated Balance Sheets
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31, 2009	December31, 2008
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$10,794,237	$12,185,950
Accounts receivable, net of allowance for doubtful accounts $160,154 (2008: $152,070)	1,531,191	1,136,159
Unbilled revenues	2,742,505	2,221,142
Prepayments, deposits and other receivables	186,918	107,785
Inventory	156,004	68,348

Total current assets	15,410,855	15,719,384

Property and equipment, net	709,457	650,708
Deferred software development cost	54,857	73,287

Total assets	$16,175,169	$16,443,379

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$411,677	$905,748
Deferred revenue	94,428	181,192
Income tax payable	5,200	192,470
Deferred income taxes	236,929	172,505

Total current liabilities	748,234	1,451,915

Long term liabilities

Deferred income taxes	18,015	18,531

Total liabilities	766,249	1,470,446

Stockholders' equity
Common stock (30,000,000 common shares authorized; par value of $0.0059 per share; 5,438,232 shares issued and outstanding as of March 31, 2009)
Share capital	32,080	32,080
Additional paid-in capital	8,393,975	8,222,054
Retained earnings	6,004,240	5,711,114
Statutory reserves	363,063	363,063
Accumulated other comprehensive income	615,562	644,622
Total stockholders' equity	15,408,920	14,972,933

Total liabilities and stockholders' equity	$16,175,169	$16,443,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pansoft Company Limited
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	For the three months ended March 31,
	2009	2008
	(unaudited)	(unaudited)
Sales	$1,422,086	$558,006
Cost of sales	768,042	493,758

Gross profit	654,044	64,248

Expenses
General and administrative expenses	160,037	13,369
Selling expenses	62,097	3,065
Professional fees	83,561	32,972
Stock based compensation	171,921	-
Gain on disposition of property and equipment	(732)	(1,374)
	476,884	48,032

Income from operations	177,160	16,216

Other income	-	537
Government grant	146,325	-
Finance cost	(389)	(214)
Interest income	39,526	14,125

Income before provision for income taxes	362,622	30,664
Income taxes	69,496	-

Net income	293,126	30,664

Other comprehensive (loss) income	(29,060)	184,518

Comprehensive income	$264,066	$215,182

Basic and diluted net income per share	$0.06	$0.01

Basic and diluted weighted average number of shares outstanding	4,910,363	4,238,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pansoft Company Limited
Condensed Consolidated Statements of Shareholders' Equity
FOR THE THREE MONTHS ENDED MARCH 31, 2009

	Common Shares		Additional	Retained	Statutory	Accumulated Other
	Number	Amount	Paid In Capital	Earnings	Reserves	Comprehensive Income	Total

Balance at December 31, 2008	5,438,232	32,080	8,222,054	5,711,114	363,063	644,622	14,972,933
Foreign currency translation adjustment	-	-	-	-	-	(29,060)	(29,060)
Net income	-	-	-	293,126	-	-	293,126
Stock option expense	-	-	171,921	-	-	-	171,921

Balance at March 31, 2009	5,438,232	$32,080	$8,393,975	$6,004,240	$363,063	$615,562	$15,408,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pansoft Company Limited
Condensed Consolidated Statements of Cash Flows
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	For the three months ended March 31,
	2009	2008
Cash flows from operating activities	(unaudited)	(unaudited)
Net income	$293,126	$30,664
Adjustments to reconcile net income to net cash
provided by operating activities:
Deferred income taxes	64,299	-
Amortization of government grants	-	(55,696)
Amortization	68,316	61,260
Stock-based compensation	171,921
Gain on disposition of property and equipment	(732)	(1,374)
Changes in operating assets and liabilities:
Accounts receivable	(397,150)	258,227
Unbilled revenues	(525,856)	-
Prepayments, deposits and other receivables	(79,357)	(45,766)
Inventory	(87,730)	-
Work in progress	-	(49,132)
Accounts payable and accrued liabilities	(492,532)	(168,650)
Government grants received, net	-	65,372
Deferred revenues	(86,433)	10,057
Income tax payable	(192,814)	-

Cash provided by operating activities	(1,264,942)	104,962

Cash flows from investing activities
Purchase of property and equipment	(110,067)	(503,866)
Proceeds from disposition of property and equipment	732	17,356

Cash used in by investing activities	(109,335)	(486,510)

Effect of exchange rate changes on cash and cash equivalents	(17,436)	127,414

Decrease in cash and cash equivalents	(1,391,713)	(254,134)
Cash and cash equivalents, beginning of year	12,185,950	3,365,613

Cash and cash equivalents, end of year	$10,794,237	$3,111,479

Supplemental cash flow information
Interest received	$87,619	$14,125
Interest paid	$-	$214
Income tax paid	$192,143	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

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

On September 8, 2008, the Company completed an initial public offering of 1,200,000 common shares at $7.00 per share. Our shares started trading on NASDAQ Capital Market the next day. Prior to the completion of IPO, the Company completed a 169.5253-for-1 stock split to be effected in the form of a stock dividend to holders of our ordinary shares.

In December 2008, the Company established its subsidiary, Pansoft (Hong Kong) Limited ("Hong Kong") to serve the overseas customers.

The interim consolidated financial statements do not include certain footnote disclosures and financial information normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (‘’GAAP’’) and, therefore, should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

           Accounts receivable

Accounts receivable are stated at original invoice amount less allowance made for doubtful receivables based on a review of all outstanding amounts at the period end.  An allowance for doubtful receivables is made when there is objective evidence that the Company will not be able to collect all amounts due according to the original terms of the receivables.  Bad debts are written off when identified. No bad debt expense was recorded for three months ended March 31, 2009 and 2008.

Unbilled Revenue

Unbilled revenue represents the accumulated unbilled amount of revenue recognized, based on the Company's revenue recognition policy.

Inventory

Inventory comprises hardware equipment purchased for reselling and is recorded at lower of cost and net realizable value.

Management periodically compares cost of inventory with market and records a reserve for obsolescence when necessary. The reserve for inventory obsolescence was $0 at March 31, 2009 and December 31, 2008.

Work in progress

Work in progress is the deferred costs of revenue relate to contracts and such costs are stated at actual production costs incurred to date, which primarily includes labor which is directly related ot the contract.  Work in progress is amortized to cost of revenues at the time revenue is recognized.

Software Development Cost Capitalization
The costs for software system development under the projects for future sales to clients, which mainly consists of payroll cost, are capitalized once the technical feasibility is established after its designing stage is completed and the economic feasibility is established based on the customer ordering orientation. The cost capitalized is amortized over one year period when the sales occurred once the sale contracts are signed.

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

           Research and software development costs

Research costs are charged to expense as incurred.  Software development costs incurred prior to the establishment of technological feasibility are expensed.  Software development costs incurred between the establishment of technological feasibility and product release are capitalized, if material, and amortized over the estimated economic life of the product, which is generally three years. Research and development costs expensed for three months ended March 31, 2009 and March 31, 2008 amounted to $18,290 and $17,461, respectively and were included in cost of sales. These amounts are the annual amortization expense associated with capitalized software development cost.

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

	March 31, 2009	December 31, 2008
Period end RMB U.S. Dollar exchange rate	6.8359	6.8225
Average period RMB U.S. Dollar exchange rate	6.8341	6.9477

The foreign currency translation adjustment of loss of $29,040 and profit of $184,518 has been reported as other comprehensive income in the consolidated statements of operations for three months ended March 31, 2009 and 2008.

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

Level 3:  Observable inputs that reflect the reporting entity's own assumptions.

The financial assets and liabilities of the Company subject to fair value measurements and the necessary disclosures are as follows:

Fair Value Measurements Using				Assets/Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Cash equivalents	$6,206,574	-	-	$6,206,574

3.        Recent Changes in Accounting Standards

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R replaces Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”), although it retains the fundamental requirement in FAS 141 that the acquisition method of accounting be used for all business combinations. FAS 141R establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase and (c) determines what information to disclose regarding the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the Company’s 2009 fiscal year. Adoption of FAS 141R did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). FAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary, commonly referred to as minority interest. Among other matters, FAS 160 requires (a) the noncontrolling interest be reported within equity in the balance sheet and (b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly presented in the statement of income. Further, paragraph 31 of ARB 51, as amended by FAS 160, requires that the noncontrolling interest continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance.  This standard is effective for fiscal years beginning after December 15, 2008. The impact of this standard cannot be determined until the transactions occur.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (FSP 157-2), Effective Date of FASB Statement No. 157 . FSP 157-2 deferred the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. As a result of FSP 157-2, the Company adopted SFAS 157 for the Company’s nonfinancial assets and nonfinancial liabilities on January 1, 2009.  The adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires enhanced disclosures about an entity’s derivative and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted FAS No. 161 on January 1, 2009. Since FAS 161 only provides for additional disclosure requirements, there was no impact on the Company’s results of operations and financial position.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS 162 did not have an impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 (SFAS 163). This statement clarifies accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. SFAS 163 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2008. The Company adopted FAS No. 163 on January 1, 2009. Because the Company does not issue financial guarantee insurance contracts, the adoption of this standard did not have an effect on the Company’s financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142,  Goodwill and Other Intangible Assets.  This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Application of this FSP is not currently applicable to the Company.

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)  ("FSP 14-1"). FSP 14-1 was effective for financial statements issued for fiscal years beginning after December 15, 2008, i.e. the Company’s fiscal 2009. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. However, because the Company does not have convertible debt, the adoption of this standard did not have an effect on the Company’s financial position or results of operations.

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

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures About Credit Derivatives and Certain Guarantees. FSP FAS 133-1 and FIN 45-4 is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance and cash flows of the sellers of credit derivatives. FSP FAS 133-1 and FIN 45-4 is effective for fiscal years beginning after November 15, 2008.  The Company do not expect that the adoption of FSP FAS 133-1 and FIN 45-4 will have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2008, the FASB ratified EITF No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement . EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability.  EITF 08-5 is effective for reporting periods beginning after December 15, 2008, with early adoption allowed. The Company adopted EITF 08-5 in the fourth quarter of fiscal 2008.  Adoption of EITF 08-5 did not have an impact on our financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP FAS 157-3, Determining Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP FAS 157-3 provides guidance and illustrates key considerations for determining fair value in markets that are not active. FSP FAS 157-3 is effective upon issuance and must be applied to all periods for which financial statements have not been issued. Adoption of FSP FAS 157-3 did not have an impact on the Company’s financial position, results of operations or cash flows.

In December 2008, the FASB issued FSP SFAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities . FSP 140-4 and FIN 46 (R)-8 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FIN 46(R) Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51 to require public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities. FSP 140-4 and FIN 46(R)-8 is effective for the first interim or annual reporting period ending after December 15, 2008. Adoption of FSP 140-4 and FIN 46(R) did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies , which amends the accounting in SFAS 141(R) for assets and liabilities arising from contingencies in a business combination. The FSP is effective January 1, 2009, and requires pre-acquisition contingencies to be recognized at fair value, if fair value can be reasonably determined during the measurement period. If fair value cannot be reasonably determined, the FSP requires measurement based on the recognition and measurement criteria of SFAS 5, Accounting for Contingencies.  Adoption of FSP FAS 141(R)-1 did not have an impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Under FSP SFAS No. 157-4, transactions or quoted prices may not accurately reflect fair value if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities). In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP SFAS No. 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 subject to the early adoption of FSP SFAS No. 115-2 and SFAS No. 124-2. We did not elect to early adopt FSP SFAS No. 157-4; however, the Company do not expect the adoption to have a material impact on our Consolidated Financial Statements.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS No. 115-2”). FSP SFAS No. 115-2 provides new guidance on the recognition and presentation of other-than-temporary impairments (“OTTI”) for fixed maturity securities that are classified as available-for-sale and held-to-maturity if management does not intend to sell the impaired security and it is more likely than not it will not be required to sell the impaired security before the recovery of its amortized cost basis. If management concludes a security is other-than-temporarily impaired, FSP SFAS No. 115-2 requires that the difference between the fair value and the amortized cost of the security be presented as an OTTI realized loss with an offset for any noncredit-related loss component of the OTTI realized loss to be recognized in accumulated other comprehensive income. Accordingly, only the credit loss component will have an impact on earnings for the reporting period. FSP SFAS No. 115-2 also requires extensive new interim and annual disclosures for both fixed maturity securities and equity securities to provide further disaggregated information as well as information about how the credit loss component of the OTTI realized loss was determined along with a roll forward of such amount for each reporting period. FSP SFAS No. 115-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 subject to the early adoption of FSP SFAS 157-4. We did not elect to early adopt FSP SFAS No. 115-2; however, the Company do not expect the adoption to have a material impact on our Consolidated Financial Statements.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS No. 107-1”). FSP SFAS No. 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require fair value of financial instrument disclosure in interim financial statements and amends APB No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. The provisions of FSP SFAS No. 107-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We did not elect to early adopt FSP SFAS No. 107-1; however, the Company do not expect the adoption to have a material impact on our Consolidated Financial Statements.

4.        Property and Equipment
		Accumulated	March 31, 2009
	Cost	Amortization	Net Book Value
Computer equipment	$997,382	$368,781	$628,601
Vehicles	192,437	138,665	53,772
Office furniture	8,721	8,398	323
Software	31,109	4,348	26,761
Total	$1,229,649	$520,192	$709,457

		Accumulated	December 31, 2008
	Cost	Amortization	Net Book Value
Computer equipment	$957,625	$322,514	$635,111
Vehicles	171,852	159,640	12,212
Office furniture	8,738	8,395	343
Computer software	5,520	$2,478	$3,042
Total	$1,143,735	$493,027	$650,708

Total amortization expense for the three months ended March 31, 2009 was $50,025 with $43,306 included in cost of sales, $6,544 in general and administrative expenses, and $175 in selling expenses.

Total amortization expense for the three months ended March 31, 2008 was $61,260 with $57,607 included in cost of sales and $3,653 in general and administrative expenses.

5.       Software Development Cost

	March 31, 2008	December 31, 2008
Software development cost	$219,430	$219,861
Less: accumulated amortization	164,573	146,574
	$54,857	$73,287

Amortization expense for the three months ended March 31, 2009 and 2008 was $18,290 and $17,461, respectively.  The amortization expense was included in cost of sales.

6.        Statutory Reserves

In accordance with the laws and regulations of the PRC, all wholly-owned foreign invested enterprises have to set aside a portion of their net income each year as statutory reserves.  The proportion of allocation for reserve funds is no less than 10 percent of the profit after tax until the accumulated amount of allocation for statutory surplus reserve funds reaches 50 percent of the registered capital. Statutory reserves represent restricted retained earnings. Statutory reserves are to be utilized to offset prior years' losses, or to increase its share capital. When a limited liability company converts its statutory reserves to capital in accordance with a shareholders' resolution, the Company will either distribute new shares in proportion to the number of shares held by each shareholder, or increase the par value of each share. Except for the reduction of losses incurred, any other usage should not result in this reserve balance falling below 25% of the registered capital. The funds accumulated by Jinan as of March 31, 2009 and December 31, 2008 were $363,063, no additional reserves have been taken during the first quarter of fiscal 2009.

7.        Income Taxes

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

The benefit of the tax holiday for the three months ended March 31, 2009 and 2008 was $66,818 and $Nil. The benefit of the tax holiday on earnings per share for the three months ended March 31, 2009 and 2008 was $0.01 and $Nil.

A reconciliation of consolidated corporate income taxes at the statutory rate of 25% (2008: 12.5%) and the Company's effective income tax expense for the three months ended March 31, 2009 and 2008 are shown as follows:

	For the three months ended March 31,
	2009	2008
Income before provision for income taxes	$362,622	$30,664
Income tax at statutory rate	90,656	3,833

Stock-based compensation	42,980	-
Foreign profit not recognized in PRC	-	-
Temporary difference and other	2,678	(3,833)
Effect of 50% tax reduction	(66,818)	-
Income tax provision	$69,496	$-

Current income taxes	$5,197	$-
Deferred income taxes	64,299	-
Total income tax provisions	$69,496	$-

The significant components of deferred tax assets (liabilities) are as follows:

	March 31, 2009
	Current	Non-current	Total
Timing difference on revenue recognition	$(580,342)	$-	$(580,324)
Write off of accounts receivable	57,604	-	57,604
Plant, equipment and capitalized software cost	-	(36,030)	(36,030)
Other temporary differences	48,862	-	48,862
	(437,858)	(36,030)	(509,888)
Effect of 50% tax reduction	236,929	18,015	254,944
Net deferred income tax liabilities	$(236,929)	$(18,015)	$(254,944)

	December 31, 2008
	Current	Non-current	Total
Timing difference on revenue recognition	$(572,125)	$-	$(572,125)
Write off of accounts receivable	57,717	-	57,717
Plant, equipment and capitalized software cost	-	(37,063)	(37,063)
Other temporary differences	169,399	-	169,399
	(345,009)	(37,063)	(382,072)
Effect of 50% tax reduction	172,504	18,532	191,036
Net deferred income tax liabilities	$(172,505)	$(18,531)	$(191,036)

8.        Shareholders' Equity

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

Warrants

The following table shows the number of warrants with other information as of March 31, 2009:

Outstanding Warrants			Exercisable Warrants
Weighted Average Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercise Number
$ 8.4	120,000	3.5 years	$ 8.4	-

No movement for outstanding warrants for the three months ended March 31, 2009.

Stock options

The Company has established a pool for stock options effective on August 12, 2008 for its directors and employees (the "Pool"). The Pool contains 604,248 options to purchase common shares. It provides additional compensation incentives for high levels of performance and productivity by management, other key employees of the Company and directors.

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

A total of $171,921 and $Nil was included in the stock option expense for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009 and December 31, 2008, there was approximately $1,104,107 and $1,276,028, respectively of unrecognized compensation costs related to the non-vested share-based arrangements granted under the Company's stock option plan. Those costs are expected to be recognized over a weighted-average period of approximately 4.36 years and 4.61 years as of March 31, 2009 and December 31, 2008, respectively.

The following table shows the number of stock options with other information as of March 31, 2009:

Outstanding Stock Options			Exercisable Options
Weighted Average Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercise Number
$ 7.00	321,000	4.5 years	$ 7.00	-
$ 2.74	46,000	3.36 years	$ 2.74	-
$ 6.47	367,000	4.36 years	$ 6.47	-

No movement for outstanding stock options for the three months ended March 31, 2009.

9.       Commitments

The Company was obligated under operating leases requiring minimum rentals as of March 31, 2009 as follows:

(Unaudited)
Payable within:
- Remainder of 2009	$17,628
- 2010	-
Total minimum lease payments	$17,628

10.      Financial Instruments

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

11.      Economic Dependence

For the three months ended March 31, 2009, two major customers individually comprised 32% and 45% of revenue, respectively, compared with three major customers individually comprised 12%, 17% and 42% respectively for the three months ended March 31, 2008. The subsidiaries of the Company's two and three major customers accounted for 8% and 27% of revenue for the three months ended March 31, 2009 and 2008, respectively.

There were two customers that individually comprise 28% and 10% of account receivable as of March 31, 2009. Three customers individually made up 31%, 24% and 15% of account receivable of December 31, 2008.

12.      Segmented Information

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading developer and provider of integrated ERP software solutions, development on demand and services in China. Our clientele base includes sophisticated Chinese businesses, especially those operating in China's gas and oil industry. Our solutions and services are designed to (i) enable centralized financial and accounting activity management for large corporations with operations spreading throughout China and internationally; (ii) improve decision efficiency, budget control and cash flow management; and (iii) prevent fraud. While our solutions initially centered upon accounting matters, we have expanded our solutions to address other business operational needs such as planning, statistics, process control, business intelligence, equipment management and other business needs. Our solutions enable our customers to implement company-wide solutions by integrating business activities ranging from a company's headquarters down to its various subsidiaries and other operational units. Our major clients, PetroChina (PetroChina Company Limited and China National Petroleum Corporation, its state-owned parent company) and Sinopec (China Petrochemical Corporation/China Petroleum and Chemical Corporation and Sinopec Group, its state-owned parent company) are large oil and refinery firms formed following the Chinese government's decision to decentralize the oil and gas industry within China. Each company is ranked in the Fortune 500.

Overview of Business Operations in the First Fiscal Quarter of 2009

We generate revenue through software systems development, integration and provision of related support services. Our revenue during the fiscal quarter ended March 31, 2009, reflect the seasonality nature of our business. Our revenue has been subject to high seasonality and the revenue recognized in the first quarter is usually the smallest in proportion of that for the whole year in most cases, so does in this year, due to our clients’ budgeting and planning schedule. Nevertheless, we continued to experience steady demand for our services from and also to generate revenue through the provision of our services to our oil industrial client base during the three months ended March 31, 2009.

The accompanying audited consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the three month period ended March 31, 2009. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States.  These financial statements should be read in conjunction with the related notes for the period ended March 31, 2009 included elsewhere in this Form 10-Q.

Operating Results

The condensed and consolidated financial statements presented in hereinbefore set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars. The financial data for the three months ended March 31, 2009 reflect the operating results of the Company, in comparison with the financial data for the same period in 2008.

Summary of Gross Margin

	3 Months Ended at March 31
	2009	2008	Change $	Change %
Sales	1,422,086	558,006	864,080	155%
Cost of sales	768,042	493,758	274,284	56%
Gross profit	654,044	64,248	589,796	918%
GM Ratio	46%	12%		299%

Revenue

During the first quarter of 2009, revenue from large-scale software systems integration projects comprised a higher proportion of total revenue. The total value of our revenue is $1,422,086, 155% increase from $558,006 in first quarter of 2008.  Our revenue from large-scale software systems integration projects continued to comprise a higher proportion of total revenue The significant increase in our sales comparing to that in the same period in 2008 due to a large sales contract  for the equipment in association with the system implementation signed with our major client and new business contract signed by our new Hong Kong branch, in addition to the natural growth with our running projects as well as natural extension of the large system projects completed in the past.

Cost of sales

Our cost of sales increased by $274,284, or 56% to $3,395,695 for the three month ended March 31, 2009, from $493,758 in the same three month period ended in 2008. Our costs increased in a slower pace with our revenue as a result of cost control measures to contain total employee salaries, which is the major part of our cost of sales. The increase in the cost of sales, was largely due to our total pay-roll cost has increased in this period as the Company recruited a large number of  new employees to work for the increasing orders and contracts from the clients.

Gross Profit

For the three months ended March 31, 2009, our gross profit increased to $654,044 from $64,248 for the same period in 2008, $589,796, or 918% increase. For the three months ended March 31, 2009, our gross profit as a percentage of revenue increased to 46%, from 12% for the same period in 2008. The significant increase in gross profit margin was due to exceptional increase in revenue in first quarter of 2009 and the relatively slower pace of increase in cost of sales.  It also indicates that high seasonality pattern of our revenue is improving.

Summary of Operating Expenses

	3 Months Ended at March 31
	2009	2008	Change $	Change %
General and administrative expenses	160,037	13,369	146,668	1097%
Selling expenses	62,097	3,065	59,032	1926%
Professional fees	83,561	32,972	50,589	153%
Stock option expense	171,921		171,921	100%
Gain on disposition of property and equipment	(732)	(1,374)	642	46.72%
Total admin expenses	476,884	48,032	428,852	893%

Operating Expenses

Operating expenses consist primarily of general and administrative expenses, selling expenses, professional fees and stock option expense and other expenses incurred in connection with general operations. Administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff. Professional fee covers expenses for legal counsel and other advisor fees, audit fees and service charges associated with corporate publicity and investor relations. For the three months ended March 31, 2009, our operating expenses increased to $476,884 from $48,032 for the three month period ended at March 31, 2008, a 893% increase. For the three months ended March 31, 2009, our general and administrative expenses increased to $160,037, from $13,369 for the three months ended March 31, 2008, or 1097% increase. The increase in administrative expenses was mainly attributable to the increases in our administrative business trips including the international trips for investor relations. The increase in selling expenses (by 1926%, from the period to period) was due to the overhead allocation of the newly established sales and marketing department. It also included a large increase  in the expenses for professional fee for the services relating to our NASDAQ listing and publicity. In addition, stock options issued to our employees became a large proportion in this category and accounted for 36% of our total operating expenses, which contributed significantly to the total increase of our expenses during this period.

Summary of Other Income and Expenses

	3 Months Ended at March 31
Items	2009	2008	Change $	Change %
Income from operations	177,160	16,216	160,944	993%
Other Income (expense) Other income	-	537	(537)
Government Grand	146,325	-	146,325	100%
Finance cost	(389)	(214)	(175)	(82)%
Interest income	39,526	14,125	25,401	180%

Income before provision for income taxes	362,622	30,664	331,958	1083%

Income tax	69,496	-	69,496	100%

Net income for the year	293,126	30,664	262,462	856%
Other comprehensive income	(29,060)	184,518	(213,578)	(116)%

Comprehensive income	264,066	215,182	48,882	23%

Income from Operations

Income from operations was $177,160, for the three months ended March 31, 2009, a 993% increase from $16,216 for the same period in 2008 because of a large revenue growth in first quarter of 2009.

Other Income and Expenses

In the Other Income and Expenses, other income was $ 146,324, increased substantially by 27148%, comparing to $537 for the three months ended March 31, 2008, due to receiving a large cash award from the local government for our successful IPO and international market listing.. Interest income was $39,526 for the three months ended March 31, 2009 and $14,125 for the three months ended March 31, 2008, a 180% increase. The increase in interest income was mainly due to large cash fund available from the proceeds of our IPO in September 2008 to be invested and investment in selected bank certificate programs with relatively higher returns and little risk for the principal

Income Before Provision of Income Tax

As a result of the factors described above, income before tax provision was $362,622 for the three months ended March 31, 2009, an increase of $331,958, or 1083%, from $30,664 for the same period in 2008. The substantial increase in income before tax provision was resulted from the revenue increase following our expansion strategy unfolding.

Income Tax Expense

Pansoft Jinan is a Foreign Investment Enterprise or FIE engaged in the advanced technology industry which entitles it to a two-year exemption from income tax before 2008 and then started to pay income tax at the rate of 12.5%, 50% cut from the regular income tax rate, due to its FIE tax deduction status granted by PRC tax authorities.  Current income tax expense for the three months ended March 31, 2009 was $5,197. Income tax provision for the future income expense for the three months ended March 31, 2009 was $64,299 driven by temporary differences between PRC GAAP and the US GAAP.

Net Income and Comprehensive Income

As a result of the factors described above, net income was $293,126 for the three months ended March 31, 2009, substantially increased by $262,462, or 856%, from $30,664 for the same period in 2008. However comprehensive income for the three months ended March 31, 2009 was $264,066, increased by 23% from $215,182 for the same period in 2008 due to a loss of $29,060 in other comprehensive income in this reporting period resulted from the unfavorable exchange rate move that US dollar had been in uptrend against Chinese currency - RMB, in contrast, there was a large gain of $184,518 in the same period in 2008.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of March 31, 2009, we had cash and cash equivalents of $ 10,794,237.

Our cash and cash equivalents substantively increased due to the proceeds from the IPO which was completed in September 2008. Management believes that the Company's current available working capital should be adequate to sustain its operations at current levels through at least the next twelve months and will provide the Company with the funds necessary to execute its business strategy.

Comparison of Three Months Ended March 31, 2009 and 2008

Net cash used in operating activities totaled $1,259,074 for the three months ended March 31, 2009, an decrease of $1,364,036 compared to cash used in operations of $104,962 for the three months ended March 31, 2008.  This decrease resulted primarily from the following changes in operating assets and liabilities:

•	$397,150 increase in accounts receivable
•	$525,856 increase in unbilled revenues
•	$79,357 increase in prepayments, deposits and other receivables
•	87,730 increase in inventory
•	$492,532 decrease in accounts payable and accrued liabilities
•	$86,433 decrease in deferred revenue

Account receivable is the revenue recognized based on percentage completion of the project contracted and has been billed to the client. The increase in accounts receivable was due to the fact that while we experienced rapid revenue growth, the contract payments from major customers have not picked up to the same level during the first quarter of 2009..

Unbilled revenue represents accumulated unbilled amount of revenue recognized, based on the Company's revenue recognition policy. The increase in unbilled revenue was due to the timing difference between revenue recognition process and invoicing process which needs to be coordinated with our clients' payment approval process.

The increase in prepayments, deposits and other receivables resulted from resulted from increases in business travel advance and bidding deposits..

The increase in inventory was resulted from hardware equipment purchased and resold to clients, yet the payment collected.  The decrease in accounts payable and accrued liabilities is the result of paying off the bonuses for employees due to last year’s performance and income tax.

Deferred revenue was the revenue was earned and recognized for projects for which the advanced payment was received as deposit. The decrease was resulted from the reduction of number of such projects requiring advanced payments.

Net cash used in investing activities was $109,335 for the three months ended March 31, 2009, compared to net cash used in investing activities of $486,510 for the three months ended March 31, 2008.  The cash used in investing activities for the three months ended March 31, 2009 mainly occurred to acquire computer equipment for software development projects.

Cash flows from financing activities amounted to nil for the three months ended March 31, 2009.

The Company’s working capital increased from $ $14,662,621 as of December 31, 2008 to $14,267,469 as of March 31, 2009.

 Total current assets at March 31, 2009 amounted to $15,410,855, a decrease of $308,529 compared to $ 15,719,384 at December 31, 2008. The decrease was mainly due to decrease in the cash and equivalent account.

Current liabilities amounted to $748,234 on March 31, 2009 decreased by $703,661, 48% compared to $1,451,915 at December 31, 2008. This decrease has been attributed to a decrease of $494,071 in accounts payable and accrued liabilities in this period. Accounts payable and accrued liabilities mainly consisted of payables for management bonus, salary accruals and audit fees.  The Company paid out most of fiscal 2008 outstanding account payable balance and employee bonus accrual during first quarter of 2009. In addition, the Company accrued $242,129 for both payable and future payable income taxes due to the timing difference of recognizing revenue.

The current ratio increased from 10.8 at December 31, 2008 to 20.6 at March 31, 2009.  The change in the Company’s current ratio was primarily due to the decrease of current liabilities.  Management believes this changed current ratio indicates strong operating liquidity and expansion investment funds available for Company use.

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

Markets and Outlook

Looking forward, the management believes that demand for its services will continue to grow as the Company ramps up its development capacity and expansion strategy. As a result of the Company's brand name and reputation in the ERP industry for delivering high quality services at competitive prices in China, the management believes that it will continue to deliver solid revenue and earnings growth in rest of 2009.

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

Market risk

    Our market risks at March 31, 2009 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2008 on file with the Securities and Exchange Commission.

Item 4T.    Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2009, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on the foregoing, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting or in other factors during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II.                      OTHER INFORMATION

Item 1.                      Legal Proceedings

None.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

    We received net proceeds of $8,392,920 from our IPO in September 2008.  As of March 31, 2009, such proceeds were maintained in our cash account and invested in low-risk certificate of bank deposits issued by banks in China. Given the current world-wide financial crisis and economic recession, we have taken a strong precautionary position in our capital spending and investment decisions and therefore have not used our proceeds from the IPO.  When the timing and the specific opportunity become feasible and available in the future, we intend to use such proceeds to invest in new projects or acquire new businesses, or otherwise use it for general corporate purposes.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                      Submission of Matters to a Vote of Security Holders

None.

Item 5.                      Other Information

None.

Item 6.                      Exhibits

The following exhibits are filed herewith:

Number	Exhibit
10.1	Translation of Pansoft of Software Development and Service Agreement between Pansoft (Jinan) Co., Ltd and Petro-CyberWorks Information Technology Co., Ltd.

21.1	List of subsidiaries of the Company.

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANSOFT COMPANY LIMITED

May 14, 2009	By:	/s/ Allen Zhang
Allen Zhang
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)