Form 10-Q
period 2009-06-30
Pansoft CO LTD
filed 2009-08-14
CIK 1430452

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009

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
86-531-88871159
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

As of July 31, 2009 the Company has 5,438,232 common shares, par value $0.0059 per share, outstanding.

PANSOFT COMPANY LIMITED
FORM 10-Q

INDEX

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

PART I.                      FINANCIAL INFORMATION

Item 1.          Financial Statements.

Pansoft Company Limited
Condensed Consolidated Balance Sheets

	As of
	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$11,330,991	$12,185,950
Accounts receivable, net of allowance for doubtful accounts $134,320 (2008: $152,070)	912,260	1,136,159
Unbilled revenue	3,094,845	2,221,142
Prepayments, deposits and other receivables	203,143	107,785
Inventories	145,978	68,348

Total current assets	15,687,217	15,719,384

Property and equipment, net	719,838	650,708
Deferred software development cost	36,600	73,287

Total assets	$16,443,655	$16,443,379

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$176,547	$905,748
Deferred revenue	226,741	181,192
Income tax payable	1,597	192,470
Deferred income taxes	339,168	172,505

Total current liabilities	744,053	1,451,915

Deferred income taxes	19,192	18,531

Total liabilities	763,245	1,470,446

Stockholders' equity
Common stock (30,000,000 common shares authorized; par value of $0.0059 per share; 5,438,232 shares issued and outstanding as of June 30, 2009)	32,080	32,080
Additional paid-in capital	8,564,028	8,222,054
Retained earnings	6,094,334	5,711,114
Statutory reserves	363,063	363,063
Accumulated other comprehensive income	626,905	644,622
Total stockholders' equity	15,680,410	14,972,933

Total liabilities and stockholders' equity	$16,443,655	$16,443,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pansoft Company Limited
Unaudited Condensed Consolidated Statements of Income and Comprehensive Income

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008

Sales	$1,517,820	$819,258	$2,939,906	1,377,264
Cost of sales	946,876	536,659	1,714,918	1,030,417

Gross profit	570,944	282,599	1,224,988	346,847

Expenses
General and administrative expenses	89,205	66,893	249,242	80,262
Selling expenses	59,697	3,467	121,794	6,532
Professional fees	86,826	28,565	170,387	61,537
Stock based compensation	170,053	-	341,974	-
Gain on disposition of property and equipment	-	-	(732)	(1374)
	405,781	98,925	882,665	146,957

Income from operations	165,163	183,674	342,323	199,890

Other income (expenses), net	(3,772)	-	(3,772)	537
Government grant	14,656	-	160,981	-
Finance cost	367	(205)	(22)	(419)
Interest income	24,062	28,352	63,588	42,477

Income before provision for income taxes	200,476	211,821	563,098	242,485
Income taxes	110,382	-	179,878	-

Net income	90,094	211,821	383,220	242,485

Other comprehensive (loss) income	11,343	109,511	(17,717)	294,028

Total comprehensive income	$101,437	$321,332	$365,503	536,513

Basic and diluted net income per share	$0.02	$0.05	$0.07	0.06

Basic and diluted weighted average number of shares outstanding	5,438,232	4,238,232	5,438,232	4,238,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pansoft Company Limited
Unaudited Condensed Consolidated Statements of Shareholders' Equity

	Common Shares		Additional	Retained	Statutory	Accumulated Other
	Number	Amount	Paid In Capital	Earnings	Reserves	Comprehensive Income	Total

Balance at December 31, 2008 (Audited)	5,438,232	32,080	8,222,054	5,711,114	363,063	644,622	14,972,933
Foreign currency translation adjustment	-	-	-	-	-	(29,060)	(29,060)
Net income	-	-	-	293,126	-	-	293,126
Stock based compensation	-	-	171,921	-	-	-	171,921

Balance at March 31, 2009 (Unaudited)	5,438,232	$32,080	$8,393,975	$6,004,240	$363,063	$615,562	$15,408,920

Foreign currency translation adjustment	-	-	-	-	-	11,343	11,343
Net income	-	-	-	90,094	-	-	90,094
Stock based compensation	-	-	170,053	-	-	-	170,053

Balance at June 30, 2009 (Unaudited)	5,438,232	$32,080	$8,564,028	$6,094,334	$363,063	$626,905	$15,680,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pansoft Company Limited
Unaudited Condensed Consolidated Statements of Cash Flows

	For the six months ended June 30,
	2009	2008
Cash flows from operating activities
Net income	$383,220	$242,485
Adjustments to reconcile net income to net cash
provided by operating activities:
Deferred income taxes	167,493	-
Amortization of government grants	-	(115,673)
Amortization and depreciation	127,390	140,245
Stock-based compensation	341,974	-
Gain on disposition of property and equipment	(732)	(190)
Changes in operating assets and liabilities:
Accounts receivable	222,457	(86,124)
Unbilled revenues	(876,055)	-
Prepayments, deposits and other receivables	(95,454)	(77,079)
Inventories	(77,685)	-
Work in progress	-	(49,132)
Accounts payable and accrued liabilities	(727,852)	(248,996)
Government grants received, net	-	79,458
Deferred revenues	45,750	4,174
Income tax payable	(190,575)	-

Cash used in operating activities	(680,069)	(110,832)

Cash flows from investing activities
Purchase of property and equipment	(160,692)	(531,058)
Proceeds from disposition of property and equipment	732	17,428

Cash used in investing activities	(159,960)	(513,630)

Effect of exchange rate changes on cash and cash equivalents	(14,930)	193,157

Decrease in cash and cash equivalents	(854,959)	(431,305)
Cash and cash equivalents, beginning of period	12,185,950	3,365,613

Cash and cash equivalents, end of period	$11,330,991	$2,934,308

Supplemental cash flow information
Interest received	$63,588	$42,477
Interest paid	$-	$419
Income tax paid	$10,789	$-

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

On September 8, 2008, the Company completed an initial public offering of 1,200,000 common shares at $7.00 per share. The Company shares started trading on NASDAQ Capital Market the next day. Prior to the completion of IPO, the Company completed a 169.5253-for-one stock split to be effected in the form of a stock dividend to holders of ordinary shares.

In December 2008, the Company established its subsidiary, Pansoft (Hong Kong) Limited ("Hong Kong") to serve the overseas customers.

The condensed consolidated financial statements do not include certain footnote disclosures and financial information normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (‘’GAAP’’) and, therefore, should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2.        Significant Accounting Policies

           Basis of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Jinan and Hong Kong. All inter-company accounts and transactions have been eliminated upon consolidation.

           Cash and cash equivalents

Cash is comprised of cash on hand and at banks.  Cash equivalents are short-term, highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash and which are subject to insignificant risk of change in value.

            Accounts receivable

Accounts receivable are stated at original invoice amount less allowance made for doubtful receivables based on a review of all outstanding amounts at the period end.  An allowance for doubtful receivables is made when there is objective evidence that the Company will not be able to collect all amounts due according to the original terms of the receivables.  Bad debts are written off when identified. No bad debt expense was recorded for 3 months ended and 6 months ended June 30, 2009 and 2008, respectively.

Unbilled revenue

Unbilled revenue represents the accumulated unbilled amount of revenue recognized, based on the Company's revenue recognition policy.

Inventories

Inventory comprises hardware equipment and software purchased for reselling and is recorded at lower of cost and net realizable value.

Management periodically compares cost of inventory with market and records a reserve for obsolescence when necessary. The reserve for inventory obsolescence was $Nil at June 30, 2009 and December 31, 2008.

            Work in progress

Work in progress is the deferred costs of revenue relate to contracts and such costs are stated at actual production costs incurred to date, which primarily includes labor which is directly related to the contract.  Work in progress is amortized to cost of revenues at the time revenue is recognized.

Software development cost capitalization

The costs for software system development related to projects for future sales to clients, which mainly consist of payroll cost, are capitalized once the technical feasibility is established after its designing stage is completed and the economic feasibility is established based on the customer ordering orientation. The cost capitalized is amortized over one year period  beginning when the sales  contracts are signed.

            Property and equipment

Property and equipment are recorded at cost. Depreciation is provided over the expected useful lives of the property and equipment with 5% residual value using the following methods and annual rates:

Computer equipment	- 5 years straight line
Vehicles	- 5 years straight line
Office furniture	- 5 years straight line
Leasehold improvement	- 5 years straight line
Computer software	- 5 years straight line

Maintenance and repairs expenditures, which do not improve or extend an assets' productive life, are expensed as incurred.

            Research and software development costs

Research costs are charged to expense as incurred.  Software development costs incurred prior to the establishment of technological feasibility are expensed.  Software development costs incurred between the establishment of technological feasibility and product release are capitalized, if material, and amortized over the estimated economic life of the product, which is generally three years. Research and development costs expensed for the three months ended June 30, 2009 amounted to $18,297 (2008 - $17,965) and for the six months ended June 30, 2009 amounted to $36,587 (2008 - $35,426).The research and software development costs are included in cost of sales. These amounts are the amortization expense associated with capitalized software development cost. (Note 5)

            Impairment of long-lived assets

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

           Government grants

Research grants received from PRC government agencies or private enterprises are recognized as deferred grants and offset against the corresponding research expenses as and when these expenses are incurred for the research projects for which these grants are received.

            Income taxes

The Company uses the liability method of accounting for income taxes.  Under the SFAS No. 109 "Accounting for Income Taxes" method, income tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Income tax assets and liabilities are measured using enacted rates expected to apply to income in the years in which those temporary differences are expected to be recovered or settled.  The effect of a change in tax rates on income tax assets and liabilities is reflected in operations in the period in which the change occurs.  Valuation allowances are established when necessary to reduce future tax assets to the amount expected to be realized.

The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, "("FIN 48"), on January 1, 2007.  The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48.  The Company files income tax returns in the PRC jurisdictions.   The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.  As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year. The Company's effective tax rate differs from the statutory rate primarily due to non-deductible expenses, temporary differences, and preferential tax treatment.

           Value added taxes

Jinan calculates, collects from customers, and remits to governmental authorities value added taxes assessed by governmental authorities in connection with revenue-producing transactions with its customers.  The Company reports these taxes on a net basis and does not include these tax amounts in revenue or cost of revenue. Jinan, as a consequence of being in the high-tech industry, sometimes receives special refunds of VAT remitted which are included as a reduction of cost of sales.

           Revenue recognition

The Company enters into software development contracts that are fixed fee arrangements to render specific software consulting, development, modification, training, and implementation and maintenance services. The percentage of completion method is applied to those contracts that involve the provision of services relating to the development or implementation of complex software applications, because these services are essential to the functionality of other elements in the arrangement.

The percentage of completion basis for these contracts is calculated based on actual labor cost or labor hours incurred at specific milestones and compared to the estimated total labor cost or labor hours for the services under the arrangement, provided persuasive evidence of an arrangement exists, certain milestones have been achieved or delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured.  Management regularly reviews underlying estimates of total expected labor costs or hours.  If the Company does not have a sufficient basis to measure progress towards completion, revenue is recognized when final acceptance is received by the Company from the customer.  Amounts received in advance of revenue are reported as deferred revenue on the consolidated balance sheet.  When it is probable that total contract costs will exceed total contract revenue, the resultant loss is recognized in full immediately, without reference to the percentage of completion.  To date, the Company has not experienced material losses on contracts in process or completed contracts.  Revisions to contract revenue, contract costs and profit estimates, which can be significant, are reflected in the accounting period in which the relevant facts become known.

For software development contracts, the Company sometimes provides its customers with a limited warranty for approximately one year following the customer's initial acceptance of the completed project. Retention by the customer of the last 5% of the contract price is considered the milestone for the commencement of the warranty period on such contracts. For those contracts with warranty clauses, 5% of the contract amount is not recognized as revenue or invoiced until the warranty period expires.

From time to time the Company enters into general IT service arrangements with their customers where the Company is obligated to perform professional services, such as unspecific upgrades and technical support. This revenue is recognized based on the actual service hours and the hourly rate agreed by clients in advance. Occasionally, such services were rendered over  a specified period of time. In this case revenue is recognized over the term of the contract on a straight-line basis. Some of these arrangements are entered into with customers who have engaged the Company to develop software systems. However, these general IT services are always arranged after the software development contracts are completed or may not be directly related to the system the Company developed for these customers under the software development contracts. There is no warranty provided for general IT service arrangements.

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

	June 30, 2009	December 31, 2008	June 30, 2008
Period end RMB U.S. Dollar exchange rate	6.8307	6.8225	6.8591
Average period RMB U.S. Dollar exchange rate	6.8331	6.9477	6.9572

The foreign currency translation adjustment of $11,343 (2008 - $109,511) has been reported as other comprehensive income in the consolidated statements of income for three months ended June 30, 2009. For the six months ended June 30, 2009, the foreign currency translation adjustment of $17,717 (2008 - $294,028) has been reported as other comprehensive income in the consolidated statement of income.

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

            Comprehensive income

Comprehensive income is the sum of net income and other comprehensive income reported in the consolidated statements of income and comprehensive income.  Other comprehensive income or loss includes accumulated foreign currency translation gains and losses.  The Company has reported the components of comprehensive income on its consolidated statements of shareholders' equity.

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

Level 3:  Observable inputs that reflect the reporting entity's own assumptions.

The financial assets and liabilities of the Company subject to fair value measurements and the necessary disclosures are as follows:

Fair Value Measurements Using				Assets/Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Cash equivalents	$8,256,186	-	-	$8,256,186

3.        Recently Changes in Accounting Standards

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

In September 2008, the FASB ratified EITF No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement .. EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability.  EITF 08-5 is effective for reporting periods beginning after December 15, 2008, with early adoption allowed. The Company adopted EITF 08-5 in the fourth quarter of fiscal 2008.  Adoption of EITF 08-5 did not have an impact on our financial position, results of operations or cash flows.

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

4.        Property and Equipment

		Accumulated	June 30, 2009
	Cost	Depreciation	Net Book Value
Computer equipment	$1,010,440	$404,656	$605,784
Vehicles	192,585	141,348	51,237
Office furniture	11,484	8,423	3,061
Leasehold improvement	35,570	-	35,570
Software	28,657	4,471	24,186
Total	$1,278,736	$558,898	$719,838

		Accumulated	June 30, 2009
	Cost	Depreciation	Net Book Value
Computer equipment	$957,625	$332,514	$635,111
Vehicles	171,852	159,640	12,212
Office furniture	8,738	8,395	343
Leasehold improvement	-	-	-
Software	5,520	2,478	3,042
Total	$1,143,735	$493,027	$650,708

Total depreciation expense for the three months ended June 30, 2009 was $40,778 (2008 - $61,108) with $29,621 (2008 - $41,648) included in cost of sales, $10,942 (2008 – 19,370) in general and administrative expenses, and $215 (2008 - $Nil) in selling expenses.

Total depreciation expense for the six months ended June 30, 2009 was $90,803 (2008 - $104,817) with $72,927 (2008 - $81,794) included in cost of sales, $17,486 (2008 – 23,023) in general and administrative expenses, and $390 (2008 - $Nil) in selling expenses.

5.        Software Development Cost

	June 30, 2009	December 31, 2008
Software development cost	$219,597	$219,861
Less: accumulated amortization	182,997	146,574
	$36,600	$73,287

Amortization expense for the three months ended June 30, 2009 was $18,297 (2008 - $17,965) and for six months ended June 30, 2009 was $36,587  (2008 - $35,428). The amortization expense was included in cost of sales.

6.        Statutory Reserves

In accordance with the laws and regulations of the PRC, all wholly-owned foreign invested enterprises have to set aside a portion of their net income each year as statutory reserves.  The proportion of allocation for reserve funds is no less than 10 percent of the profit after tax until the accumulated amount of allocation for statutory surplus reserve funds reaches 50 percent of the registered capital. Statutory reserves represent restricted retained earnings. Statutory reserves are to be utilized to offset prior years' losses, or to increase its share capital. When a limited liability company converts its statutory reserves to capital in accordance with a shareholders' resolution, the Company will either distribute new shares in proportion to the number of shares held by each shareholder, or increase the par value of each share. Except for the reduction of losses incurred, any other usage should not result in this reserve balance falling below 25% of the registered capital. The funds accumulated by Jinan as of June 30, 2009 and December 31, 2008 were $363,063, no additional reserves have been taken during the first two quarters of fiscal 2009.

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

The benefit of the tax holiday for the six months ended June 30, 2009 and 2008 was $113,135 and $Nil. The benefit of the tax holiday on earnings per share for the six months ended June 30, 2009 and 2008 was $0.02 and $Nil.

A reconciliation of consolidated corporate income taxes at the statutory rate of 25% (2008: 12.5%) and the Company's effective income tax expense for the six months ended June 30, 2009 and 2008 are shown as follows:

	For the six months ended June 30,
	2009	2008
Income before provision for income taxes	$563,098	$242,485
Income tax at statutory rate	140,775	30,311

Stock-based compensation	85,494	-
Foreign profit not recognized in PRC	-	-
Underprovision of the income tax from prior year	10,789	-
Temporary difference and other	55,955	(30,311)
Effect of 50% tax reduction	(113,135)	-
Income tax provision	$179,878	$-

Current income taxes	$12,385	$-
Deferred income taxes	167,493	-
Total income tax provisions	$179,878	$-

The significant components of deferred tax assets (liabilities) are as follows:

	June 30, 2009
	Current	Non-current	Total
Timing difference on revenue recognition	$(739,169)	$-	$(739,169)
Write off of accounts receivable	59,478	-	59,478
Plant, equipment and capitalized software cost	-	(38,384)	(38,384)
Other temporary differences	1,355	-	1,355
	(678,336)	(38,384)	(716,720)
Effect of 50% tax reduction	339,168	19,192	358,360
Net deferred income tax liabilities	$(339,168)	$(19,192)	$(358,360)

	December 31, 2008
	Current	Non-current	Total
Timing difference on revenue recognition	$(572,125)	$-	$(572,125)
Write off of accounts receivable	57,717	-	57,717
Plant, equipment and capitalized software cost	-	(37,063)	(37,063)
Other temporary differences	169,399	-	169,399
	(345,009)	(37,063)	(382,072)
Effect of 50% tax reduction	172,504	18,532	191,036
Net deferred income tax liabilities	$(172,505)	$(18,531)	$(191,036)

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

On September 8, 2008, the Company completed an initial public offering ("IPO") on NASDAQ. Pursuant to the IPO, the Company issued 1,200,000 shares of common stock for gross proceeds of $8,400,000 and issued 120,000 underwriter warrants. Each warrant entitles the holder to purchase one common share for a price of $8.40 per share for a period of four years following the closing of the IPO. The unit price for each Underwriter warrant is $ 0.001. The Company received proceeds of $120 from the issuance of underwriter warrants which is included in additional paid-in capital. The costs of the offering totaled to $876,987 and are included in additional paid-in capital.

Warrants

The following table shows the number of warrants with other information as of June 30, 2009:

Outstanding Warrants			Exercisable Warrants
Weighted Average Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercise Number
$ 8.4	120,000	3.2 years	$ 8.4	-

Stock options

The Company has authorized the establishment of stock option plan effective on July 20, 2008 for its directors and employees (the "Plan"). The Plan contains 604,248 options to purchase common shares. It provides additional compensation incentives for high levels of performance and productivity by management, other key employees of the Company and directors.

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

A total of $341,974 and $Nil was included in the stock option expense for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009 and December 31, 2008, there was approximately $1,132,094 and $1,276,028, respectively, of unrecognized compensation costs related to the non-vested share-based arrangements granted under the Company's stock option plan. Those costs are expected to be recognized over a weighted-average period of approximately 4.11 years and 4.61 years as of June 30, 2009 and December 31, 2008, respectively.

The following table shows the number of stock options with other information as of June 30, 2009:

Outstanding Stock Options			Exercisable Options
Weighted Average Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercise Number
$ 7.00	321,000	4.25 years	$ 7.00	-
$ 2.74	46,000	3.11 years	$ 2.74	-
$ 6.47	367,000	4.11 years	$ 6.47	-

No movement for outstanding stock options for the six months ended June 30, 2009.

9.        Commitments

The Company was obligated under operating leases requiring minimum rentals as of June 30, 2009 as follows:

(Unaudited)
Payable within:
- Remainder of 2009	$22,800
- 2010	21,696
- 2011	5,424
Total minimum lease payments	$49,920

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

The credit risk on the cash equivalents is limited because the counterparties are banks with high credit ratings.

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

11.      Economic Dependence

For three months ended June 30, 2009, two customers individually comprised 23% and 18% of revenue, compared with 12% and 16% respectively in 2008. The subsidiaries of the Company’s three major customers accounted for 50% of revenue (2008 – 48%).

For six months ended June 30, 2009, two customers individually comprised 36% and 23% of revenue, compared with 12% and 27% respectively in 2008. The subsidiaries of the Company's three major customers accounted for 34% of revenue (2008 – 40%).

There were three customers that individually comprise 74%, 14% and 12% of account receivable as of June 30, 2009. Three customers individually made up 31%, 24% and 15% of account receivable as of December 31, 2008.

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

13.      Subsequent event

The Company has evaluated subsequent events for the period from June 30, 2009, the date of these financial statements through August 14, 2009, which represents the date these financial statements are available to be issued. Pursuant to the requirements of SFAS No. 165, there were no events or transactions occurring during this subsequent event report period which require recognition or disclosure in the financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains "Forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a "Safe harbor" for these types of statements. To the extent statements in this report involve, without limitation, our expectations for growth, estimates and outlook of future revenue, expenses, profit, cash flow, balance sheet items or any other guidance on future periods, these statements are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, level of activity, performance or achievements expressed or implied by any forward-looking statement. We assume no obligation to update any forward-looking statements.  The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and the related notes included elsewhere in this report and in our annual report on Form 10-K, as amended, for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

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

Overview of Business Operations in the Second Quarter and First Six Months of 2009

We generate revenue through software systems development, integration and provision of related support services. Our revenue during the fiscal quarter and half year ended June 30, 2009 reflect the seasonality nature of our business. Our revenue has been subject to high seasonality and the revenue recognized in the first six months of the year is usually the smaller in proportion of that for the whole year in most cases, so does in this year, due to our clients’ budgeting and planning schedule. Nevertheless, we continued to experience steady demand for our services from and also to generate revenue through the provision of our services to our oil industrial client base during the three and six months ended June 30, 2009.

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the three month and six months ended June 30, 2009. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States.  These financial statements should be read in conjunction with the related notes for the period ended June 30, 2009 included elsewhere in this Form-10Q.

Operating Results

The condensed and consolidated financial statements presented in hereinbefore set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars. The financial data for the three and six months ended June 30, 2009 reflect the operating results of the Company, in comparison with the financial data for the same period in 2008.

Summary of Gross Margin

	For The Three Months Ended June 30				For The Six Months Ended June 30
	2009	2008	Change	%	2009	2008	Change	%
	(Unaudited)	(Unaudited)	US $		(Unaudited)	(Unaudited)	US $

Sales	$1,517,820	$819,258	$698,562	85%	$2,939,906	$1,377,264	$1,562,642	113%
Cost of Sales	$946,876	$536,659	$410,217	76%	$1,714,918	$1,030,417	$684,501	66%
notes 3, 4 and 5)
Gross Profit	$570,944	$282,599	$288,345	102%	$1,224,988	$346,847	$878,141	253%
GM Ratio	38%	34%			42%	25%

Revenue

During the second quarter of 2009, large software system integration and development projects comprised a higher proportion of total revenue. The total value of our revenue was $1,517,820, reflecting a 85% increase from $819,258 in second quarter of 2008. The large increase in revenue in this period reflected the projects and business from the Company’s long term clients is in a steady growing pace. During the first six months of 2009, revenue in total value was $2,939,906, reflecting a 113% increase from $1,377,264 in the first six months of 2008. The significant increase in our sales was due to a large sales contract in the first quarter of 2009 for the equipment in association with the system implementation signed with our major client and new business contract signed by our new Hong Kong branch, in addition to the natural growth with our running projects as well as natural extension of the large system projects completed in the past. Although high seasonality of our revenue pattern remains, the revenue increase in the first half year of 2009 indicates the pattern is improving.

Cost of sales

Our cost of revenue increased by $410,217, or 76%, to $946,876, for the three months ended June 30, 2009, from $536,659 for the same period in 2008. Our cost of revenue for the six months ended June 30, 2009 was $1,714,918, reflecting a 66% increase from $1,030,417 for the same period in 2008. The slower pace of increase in cost as compared to the increase in revenue indicates that our cost has been under control during our rapid business expansion, particularly in the area of  employee compensation which comprises a major part of our operating cost.

Gross Profit
For the three months ended June 30, 2009, our gross profit was $570,944, compared to $282,599 for the same period in 2008, reflecting a 102% increase. For the three months ended June 30, 2009 our gross profit as a percentage of revenue increased to 38%, from 34% for the same period in 2008. This 4% increase in gross profit margin was mainly due to tight cost control during the course of faster revenue growth in second quarter of 2009. For the six months ended June 30, 2009, our gross profit was $1,224,988, compared to $346,847 for the same period in 2008, reflecting a 253% increase. For the six months ended June 30, 2009, our gross profit as a percentage of revenue increased to 42%, from 25% for the same period in 2008. This 17% increase in gross profit margin was mainly due to fast revenue growth in the first two quarters of 2009.

Summary of Operating Expenses

In USD
	For The Six Months Ended at June 30				For The Six Months Ended at June 30
Expenses	2009	2008	Change $	%	2009	2008	Change $	%
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
General and administrative expenses	89,205	66,893	22,312	33%	249,242	80,262	168,980	211%
Selling expenses	59,697	3,467	56,230	1622%	121,794	6,5322	115,262	1765%
Professional fees	86,826	28,565	58,261	204%	170,387	61,537	108,850	177%
Stock based compensation	170,053	-	170,053	-	341,974	-	341,974
Gain on disposition of property and equipment	-	-	-	-	(732)	(1,374)	642	-47%
	405,781	98,925	306,856	310%	882,665	146,957	735,708	501%

Operating Expenses

Operating expenses consist primarily of general and administrative expenses, selling expenses, professional fees and stock option expense and other expenses incurred in connection with general operations. Administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff. Professional fee covers expenses for legal counsel and other advisor fees, audit fees and service charges associated with corporate publicity and investor relations. For the three months ended June 30, 2009, our operating expenses increased to $405,781 from $98,925 for the three month period ended at June 30, 2008, or a 310% increase. For the three months ended June 30, 2009, our general and administrative expenses increased to $89,205, from $66,893 for the three months ended June 30, 2008, or a 33% increase. The mild increase in administrative expenses was mainly attributable to the increases in our administrative business trips and activities. The increase in selling expenses (by 1622%, from the period to period) was [primarily?] due to the overhead allocation to the newly established sales and marketing department. It also included a large increase in the expenses for professional fee for the services relating to our NASDAQ listing and publicity in the U.S., which accounted for 21% of the total operating expenses. In addition, the non-cash expense of stock options issued to our employees is the largest proportion in this category and accounted for 42% of our total operating expenses, which contributed significantly to the total increase of our expenses during this period as compared to 2008 as we did not incur any such expenses during the same period in 2008.

For the six months ended June 30, 2009, our administrative expenses increased to $ 249,242, from $80,262 for the six months ended June 30, 2008, or a 211% increase, from a period to a period due to the bonus payment to the employees for their performance in 2008. Our selling expense increased significantly for the six months ended June 30, 2009 as compared to the same period in 2008 for the same reason stated above. Additionally, the professional fee increased in this period as compared to 2008 for the same reason stated above. Our stock option cost allocated was a new expense item as compared to the same period in 2008.

Summary of Other Income and Expenses

	For Three Months Ended at June 30				For Six Months Ended at June 30
	2009	2008	Change $	%	2009	2008	Change $	%
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Income from operations	165,163	183,674	(18,511)	-10%	342,323	199,890	142,433	71%
			-
Other income	(3,772)	-	(3,772)		(3,772)	537	(3,909)	-728%
Government grant	14,656		14,656		160,981	-	160,981
Finance cost	367	(205)	572	-279%	(22)	(419)	397	-95%
Interest income	24,062	28,352	(4,290)	-15%	63,588	42,477	21,111	50%

Income before provision from income taxes	200,476	211,821		-5%	563,098	242,485	320,613	132%
			-				-
Provision for current income taxes	7,188	-	7,188		12,385	-	12,385
Provision for deferred income taxes	103,194		103,194		167,493	-	167,493
							-
Net income	90,094	211,821	(121,727)	-57%	383,220	242,485	140,735	58%
							-
Other comprehensive (loss) income	11,343	109,511	(98,168)	-90%	(17,717)	294,028	(311,745)	-106%
							-
Comprehensive income	101,437	321,332	(219,895)	-68%	365,503	536,513	(171,010)	-32%

Income from Operations

Income from operations was $165,163, for the three months ended June 30, 2009, a 10% decrease from $183,674 for the same period in 2008 because of a large increase in stock option cost amortized and professional fees paid in the second quarter of 2009. For the six months ended June 30, 2009, income from operations was $342,323, or a 71% rise from $199,890 for the same period in 2008 because of high revenue growth in first six months of 2009.

Income Before Provision of Income Tax

As a result of the factors described above, income before tax provision was $200,476 for the three months ended June 30, 2009, decreased slightly, by $11,345, or 5% from $211,821 for the same period in 2008.  For the six months ended June 30, 2009, income before tax provision was $563,098, increased significantly, by $320,613, or 132% from $242,485 for the same period in 2008, mainly due to one time government grant to award our IPO success and the increase in income from operations.

Income Tax Expense

Pansoft Jinan is a Foreign Investment Enterprise or FIE engaged in the advanced technology industry which entitles it to a two-year exemption from income tax before 2008 and then started to pay income tax at the rate of 12.5%, 50% cut from the regular income tax rate, due to its FIE tax deduction status granted by PRC tax authorities.  Current income tax expense for the three months ended June 30, 2009 was $7,188. The deferred income tax  provision for the for the three months ended June 30, 2009 was $103,194 as a result of temporary differences.. No tax provision was required in the same period in 2008. For the six months ended June 30, 2009, current income tax expense was $12,385 and deferred income tax  for the future income expense was $103,194....

Net Income and Comprehensive Income

As a result of the factors described above, net income was $90,094 for the three months ended June 30, 2009, a decrease of $121,727, or 57%, from $211,821 for the same period in 2008. Comprehensive income for the three months ended June 30, 2009 was $101,437, a decrease of 68% from $321,332 for the same period in 2008.  The decrease was due to a much smaller exchange gain of $11,343 that was included in other comprehensive income in this reporting period because of the relatively flat exchange rate between that US dollar and Chinese RMB,.. In contrast, there was a gain of $109,511 in the same period in 2008. For the six months ended June 30, 2009, net income of $383,220 increased by $140,735, or 58% from $242,485 for the same period in 2008. In the same period, comprehensive income was $365,503, decreased by 32% from $536,513 for the same period in 2008 due to the unfavorable exchange rate move.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of June 30, 2009, we had cash and cash equivalents of $11,330,991.

A large proportion of our cash and cash equivalents was the proceeds from the IPO which was completed in September 2008.  Such proceeds have been reserved for potential future strategic transactions, including potential mergers and acquisitions, and investment in developing new businesses or customer bases.. Management believes that the Company's current available working capital should be adequate to sustain its operations at current levels through at least the next twelve months and will provide the Company with the funds necessary to execute its business expansion strategies.

Comparison of Six Months Ended June 30, 2009 and 2008

Net cash used by operating activities totaled $680,069 for the six months ended June 30, 2009, an increase of $569,237 compared to cash used in operations of $110,832 for the six months ended June 30, 2008.  This increase resulted primarily from the following changes in operating assets and liabilities:

•	$222,457 decrease in accounts receivable
•	$876,055 increase in unbilled revenues

•	$95,454 increase in prepayments, deposits and other receivables
•	$77,685 increase in inventories

•	$727,852 decrease in accounts payable and accrued liabilities
•	$45,750 increase in deferred revenue

Account receivable is the revenue recognized based on percentage completion of the projects and has been billed to the client. The increase in accounts receivable was due to the fact that while we experienced rapid revenue growth and more contracts have been invoiced to the clients though the contract payments from major customers have not picked up to the same level during the first six months in 2009.

Unbilled revenue represents accumulated unbilled amount of revenue recognized, based on the Company's revenue recognition policy. The decrease in unbilled revenue was due to the fact that large proportion of the revenue recognized has been invoiced to our clients and indicated an improvement of our payment collection.

The decrease in prepayments, deposits and other receivables resulted from less deposit or prepayment to kick off projects from our clients due to the alternative contracting procedure.

The decrease in inventories was resulted from the fact that the certain hardware equipment purchased was sold to clients and  has been expensed to our cost of sales.

The decrease in accounts payable and accrued liabilities is the result of payments of these liabilities..

Deferred revenue represents advance payments  not recognized as revenue . The increase was resulted from the increase of advanced payments for such projects.

Net cash used in investing activities was $159,960 for the six months ended June 30, 2009, compared to net cash used in investing activities of $513,630 for the six months ended June 30, 2008.  The cash used in investing activities for the six months ended June 30, 2009 mainly occurred to acquire computer equipment for software development projects.

Cash flows from financing activities amounted to nil for the three months ended June 30, 2009.

The Company’s working capital increased from $14,267,469 as of December 31, 2008 to $14,943,164 as of June 30, 2009.

 Total current assets at June 30, 2009 amounted to $15,687,217, a decrease of $32,167 compared to $15,719,384 at December 31, 2008. The slight decrease was mainly due to decrease in the cash and equivalent account.

Current liabilities amounted to $744,053 on June 30, 2009 decreased by $707,862, 49% compared to $1,451,915 at December 31, 2008. This decrease is mainly attributed to a decrease of in accounts payable and accrued liabilities in this period. Accounts payable and accrued liabilities mainly consisted of payables for management bonus, salary accruals and audit fees.  The Company paid out most of fiscal 2008 outstanding account payable balance and employee bonus accrual during first half year of 2009. In addition, the Company accrued $340,765 for both current and deferred income taxes,.

The current ratio decreased slightly from 21.64 at June 30, 2008 to 21.08 at June 30, 2009.  The Company’s management believes the current ratio indicates strong operating liquidity and expansion investment funds available for Company use.

Seasonality of Our Sales

Historically, the Company's operating results and operating cash flows were subject to seasonal variations. The Company's revenues recognized in the first two quarters are usually lower in proportion of that for the whole year. This is due to the fact that the Company generates revenue primarily through software systems development, integration and provision of related support services provided to large oil businesses in China. It is common for our large clients to sign large contracts in later quarters, especially fourth quarter of a year. We expect this pattern to continue and possibly increase as a result of new market opportunities and new client development.

Inflation

Inflation did not materially affect our business or the results of our operations.

Off-Balance Sheet Arrangements

We did not have any off-balance arrangements.

Markets and Outlook

Looking forward, the management believes that demand for its services will continue to grow as the Company expands its  capacity.... As a result of the Company's brand name and reputation in the ERP industry for delivering high quality software services at competitive prices in China, the management believes that it will continue to deliver solid revenue and earnings growth for the remainder  of 2009.

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

Market risk

Our market risks at June 30, 2009 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2008 on file with the Securities and Exchange Commission.

Item  4T. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on the foregoing, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting or in other factors during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II.                      OTHER INFORMATION

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

We received net proceeds of $8,392,920 from our IPO in September 2008.  As of March 31, 2009, such proceeds were maintained in our cash account and invested in low-risk certificate of bank deposits issued by banks in China. Given the current world-wide financial crisis and economic recession, we have taken a strong precautionary position in our capital spending and investment decisions and therefore have not used our proceeds from the IPO.  When the timing and the specific opportunity become feasible and available in the future, we intend to use such proceeds to invest in new projects or acquire new businesses, or otherwise use it for general corporate purposes

Item 6.                      Exhibits

The following exhibits are filed herewith:

Number	Exhibit

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANSOFT COMPANY LIMITED

August 14, 2009	By:	/s/ Allen Zhang
Allen Zhang
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)