Form 10-Q
period 2009-09-30
Pansoft CO LTD
filed 2009-11-13
CIK 1430452

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

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

As of November 13, 2009 the Company has 5,438,232 common shares, par value $0.0059 per share, outstanding.

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

PART I.                      FINANCIAL INFORMATION

Item 1.          Financial Statements.

Pansoft Company Limited
Condensed Consolidated Balance Sheets

	As of
	September 30, 2009	December31, 2008
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$11,838,583	$12,185,950
Accounts receivable, net of allowance for doubtful accounts $132,209 (2008: $152,070)	477,327	1,136,159
Unbilled revenue	4,018,440	2,221,142
Prepayments, deposits and other receivables	144,321	107,785
Inventory	170,673	68,348

Total current assets	16,649,344	15,719,384

Property and equipment, net	711,632	650,708
Deferred software development cost	18,311	73,287

Total assets	$17,379,287	$16,443,379

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$216,700	$905,748
Deferred revenue	238,567	181,192
Income tax payable	1,992	192,470
Deferred income taxes	372,306	172,505

Total current liabilities	829,565	1,451,915

Deferred income taxes	19,661	18,531

Total liabilities	849,226	1,470,446

Stockholders' equity
Common stock (30,000,000 common shares authorized;
par value of $0.0059 per share; 5,438,232 shares issued
and outstanding as of September 30, 2009)	32,080	32,080
Additional paid-in capital	8,715,155	8,222,054
Retained earnings	6,782,389	5,711,114
Statutory reserves	363,063	363,063
Accumulated other comprehensive income	637,374	644,622
Total stockholders' equity	16,530,061	14,972,933

Total liabilities and stockholders' equity	$17,379,287	$16,443,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pansoft Company Limited
Unaudited Condensed Consolidated Statements of Income and Comprehensive Income

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008

Sales	$2,205,469	$2,171,038	$5,145,375	3,548,302
Cost of sales	1,028,347	695,003	2,743,265	1,725,420

Gross profit	1,177,122	1,476,035	2,402,110	1,822,882

Expenses
General and administrative expenses	116,968	130,828	366,210	211,091
Selling expenses	94,620	8,506	216,414	15,037
Professional fees	129,781	27,112	300,168	88,649
Stock based compensation	151,127	38,815	493,101	38,815
Gain on disposition of property and equipment	(9)	(154)	(741)	(1528)
	492,487	205,107	1,375,152	352,064

Income from operations	684,635	1,270,928	1,026,958	1,470,818

Other income (expenses), net	(915)	-	(4,687)	537
Government grant	17	-	160,998	-
Finance cost	22	(455)	-	(873)
Interest income	38,060	27,555	101,648	70,032

Income before provision for income taxes	721,819	1,298,028	1,284,917	1,540,514
Income taxes	33,764	236,159	213,642	236,159

Net income	688,055	1,061,869	1,071,275	1,304,355

Other comprehensive (loss) income	10,469	58,851	(7,248)	352,879

Total comprehensive income	$698,524	$1,120,720	$1,064,027	1,657,234

Basic and diluted net income per share	$0.13	$0.23	$0.20	0.30

Basic and diluted weighted average number of shares outstanding	5,438,232	4,525,189	5,438,232	4,334,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pansoft Company Limited
Unaudited Condensed Consolidated Statements of Shareholders' Equity

	Common Shares		Additional	Retained	Statutory	Accumulated Other
	Number	Amount	Paid In Capital	Earnings	Reserves	Comprehensive Income	Total

Balance at December 31, 2008 (Audited)	5,438,232	$32,080	$8,222,054	$5,711,114	$363,063	$644,622	$14,972,933
Foreign currency translation adjustment	-	-	-	-	-	(7,248)	(7,248)
Net income	-	-	-	1,071,275	-	-	1,071,275
Stock based compensation	-	-	493,101	-	-	-	493,101

Balance at September 30, 2009 (Unaudited)	5,438,232	$32,080	$8,715,155	$6,782,389	$363,063	$637,374	$16,530,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pansoft Company Limited
Unaudited Condensed Consolidated Statements of Cash Flows

	For the nine months ended September 30,
	2009	2008
Cash flows from operating activities
Net income	$1,071,275	$1,304,355
Adjustments to reconcile net income to net cash
provided by operating activities:
Deferred income taxes	200,860	236,159
Amortization of government grants	-	(115,673)
Amortization and depreciation	196,520	225,830
Stock-based compensation	493,101	38,815
Gain on disposition of property and equipment	(741)	(1,528)
Changes in operating assets and liabilities:
Accounts receivable	657,603	(1,988,200)
Unbilled revenues	(1,796,953)	-
Prepayments, deposits and other receivables	(36,571)	37,408
Inventory	(102,273)	-
Work in progress	-	(49,132)
Accounts payable and accrued liabilities	(687,904)	(264,672)
Government grants received, net	-	79,458
Deferred revenues	57,426	6,556
Income tax payable	(190,201)	-

Cash used in operating activities	(137,858)	(490,624)

Cash flows from investing activities
Purchase of property and equipment	(204,184)	(585,722)
Proceeds from disposition of property and equipment	2,032	18,766

Cash used in investing activities	(202,152)	(566,956)

Cash flows from financing activities
Net proceeds from stock offering	-	7,648,549

Cash provided by financing activities	-	7,648,549

Effect of exchange rate changes on cash and cash equivalents	(7,357)	214,622

(Increase) decrease in cash and cash equivalents	(347,367)	6,805,591
Cash and cash equivalents, beginning of period	12,185,950	3,365,613

Cash and cash equivalents, end of period	$11,838,583	$10,171,204

Supplemental cash flow information
Interest received	$101,648	$56,987
Interest paid	$-	$874
Income tax paid	$10,791	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pansoft Company Limited and Subsidiaries
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

In December 2008, the Company established its subsidiary, Pansoft (Hong Kong) Limited ("Hong Kong") to serve the overseas customers.

The condensed consolidated financial statements do not include certain footnote disclosures and financial information normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and, therefore, should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

    Accounts receivable

Accounts receivable are stated at original invoice amount less allowance made for doubtful receivables based on a review of all outstanding amounts at the period end.  An allowance for doubtful receivables is made when there is objective evidence that the Company will not be able to collect all amounts due according to the original terms of the receivables.  Bad debts are written off when identified. Bad debt expense for the three months ended September 30, 2009 was $Nil (2008 - $51,019), for the nine months ended September 30, 2009 was $Nil (2008 - $51,019)

Unbilled revenue

Unbilled revenue represents the accumulated unbilled amount of revenue recognized, based on the Company's revenue recognition policy.

Inventory

Inventory comprises hardware equipment and software purchased for reselling and is recorded at lower of cost and net realizable value.

Management periodically compares cost of inventory with market and records a reserve for obsolescence when necessary. The reserve for inventory obsolescence was $Nil at September 30, 2009 and December 31, 2008.

Pansoft Company Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

    Property and equipment

Property and equipment are recorded at cost. Depreciation is provided over the expected useful lives of the property and equipment with 5% residual value using the following methods and annual rates:

Computer equipment	- 5 years straight line
Vehicles	- 5 years straight line
Office furniture	- 5 years straight line
Leasehold improvement	- 3 years straight line
Computer software	- 3 years straight line

Maintenance and repairs expenditures, which do not improve or extend an assets' productive life, are expensed as incurred.

    Research and software development costs

Research costs are charged to expense as incurred.  Software development costs incurred prior to the establishment of technological feasibility are expensed.  Software development costs incurred between the establishment of technological feasibility and product release are capitalized, if material, and amortized over the estimated economic life of the product, which is generally three years. Research and development costs expensed for three months ended September 30, 2009 amounted to $18,299 (2008 - $18,282) and for nine months ended September 30, 2009 amounted to $54,886 (2008 - $53,708).The research and software development costs were included in cost of sales. These amounts are the amortization expense associated with capitalized software development cost. (Note 5)

    Impairment of long-lived assets

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

    Income taxes

The Company uses the liability method of accounting for income taxes.  Under SFAS No. 109 "Accounting for Income Taxes" method, which was primarily codified into the Topic 740 “Income Taxes” in the ASC, income tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Income tax assets and liabilities are measured using enacted rates expected to apply to income in the years in which those temporary differences are expected to be recovered or settled.  The effect of a change in tax rates on income tax assets and liabilities is reflected in operations in the period in which the change occurs.  Valuation allowances are established when necessary to reduce future tax assets to the amount expected to be realized.

Pansoft Company Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, "("FIN 48"), which was primarily codified into the Topic 740 “Income Taxes” in the ASC.  The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48.  The Company files income tax returns in the PRC jurisdictions.   The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.  As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year. The Company's effective tax rate differs from the statutory rate primarily due to non-deductible expenses, temporary differences, and preferential tax treatment.

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

Advertising Costs

The advertising costs are charged to expenses when incurred and are included in selling expenses. The advertising costs for the three months ended September 30, 2009 was $16,685 (2008 - $Nil).

The advertising costs for the nine months ended September 30, 2009 was $16,685 (2008 - $Nil).

Pansoft Company Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements

    Foreign exchange

The Company's functional currency is the Chinese RMB and its reporting currency is the U.S. dollar.  The financial statements of the Company's foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation", which was primarily codified into the Topic 830 “Foreign Currency Matters” in the ASC.  All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transaction occurred.  Statements of operations amounts have been translated using the average exchange rate for theperiod. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income”, which was primarily codified in the Topic 220 “Comprehensive Income” in the ASC.The following exchange rates were used:

	September30, 2009	December 31, 2008	September 30, 2008
Period end RMB U.S. Dollar exchange rate	6.8263	6.8225	6.7899
Average period RMB U.S. Dollar exchange rate	6.8324	6.9477	6.8375

The foreign currency translation adjustment of $10,469 (2008 - $58,851) has been reported as other comprehensive income in the consolidated statements of income for three months ended September 30, 2009. For the nine months ended September 30, 2009, the foreign currency translation adjustment of $7,248 (2008 - $352,879) has been reported as other comprehensive loss (2008 - income) in the consolidated statement of income.

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

Stock-based compensation

The Company records stock-based compensation in accordance with SFAS 123(R), “Share-Based Payments”, which was primarily codified into the Topic 718 “Compensation-Stock Compensation”, that requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

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

    Earnings per share

In accordance with SFAS No. 128 "Computation of Earnings per Share," which was primarily codified into the Topic 260 “Earnings Per Share”, basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares and dilutive shares outstanding during the period using the treasury stock method.

Pansoft Company Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements

    Fair value measurements

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

Level 1 -  Quoted prices in active markets for identical assets or liabilities.

Level 2 -  Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3  -  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying values of cash and cash equivalents, trade receivables and payables, and short-term debts approximate their fair values due to their short maturities.

The financial assets and liabilities of the Company subject to fair value measurements and the necessary disclosures are as follows:

Fair Value Measurements Using				Assets/Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Cash equivalents	$9,126,401	-	-	$9,126,401

Reclassifications

Certain prior period balances have been reclassified to conform to the current period’s financial statement presentation. These reclassification had no impact on previously reported financial position, results of operations or cash flows.

3.        Recently Changes in Accounting Standards

Recent accounting pronouncement adopted

In June 2009, the FASB established the FASB Accounting Standards CodificationTM (ASC) as the single source of authoritative U.S generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC superseded all previously existing non-SEC accounting and reporting standards, and any prior sources of U.S. GAAP not included in the ASC or grandfathered are not authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The ASC did no change current U.S. GAAP but changes the approach by referencing authoritative literature by topic (each a “Topic”) rather than by type of standard. The ASC has been effective for the Company effective July 1, 2009. Adoption of the ASC did not have a material impact on the Company's Condensed Consolidated Financial Statements, but references in the Company's Notes to Consolidated Financial Statements to former FASB positions, statements, interpretations, opinions, bulletins or other pronouncements are now presented as references to the corresponding Topic in the ASC.

Effective January 1, 2009, the first day of fiscal 2009, the Company adopted FASB ASC 350-30 and ASC 275-10-50 (formerly FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 ("SFAS 142"), “Goodwill and Other Intangible Assets.” The Company will apply ASC 350-30 and ASC 275-10-50 prospectively to intangible assets acquired subsequent to the adoption date.  The adoption of these revised provisions had no impact on the Company's Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 815-10-65 (formerly SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”), which amends and expands previously existing guidance on derivative instruments to require tabular disclosure of the fair value of derivative instruments and their gains and losses., This ASC also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The adoption of this ASC did not have a material impact on the Company's Condensed Consolidated Financial Statements.

During 2008, the Company adopted FASB ASC 820-10 (formerly FSP FAS 157-2, "Effective Date of FASB Statement 157"), which deferred the provisions of previously issued fair value guidance for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. Deferred nonfinancial assets and liabilities include items such as goodwill and other nonamortizable intangibles. Effective January 1, 2009, the Company adopted the fair value guidance for nonfinancial assets and liabilities. The adoption of FASB ASC 820-10 did not have a material impact on the Company's Condensed Consolidated Financial Statements.

Pansoft Company Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Effective January 1, 2009, the Company adopted FASB ASC 810-10-65 (formerly SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51"), which amends previously issued guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity. Among other requirements, this Statement requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement.  The adoption of the provisions in this ASC did not have a material impact on the Company's Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 805-10, (formerly SFAS 141R, "Business Combinations"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired.  In addition, the provisions in this ASC require that any additional reversal of deferred tax asset valuation allowance established in connection with our fresh start reporting on January 7, 1998 be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting. The Company will apply ASC 805-10 to any business combinations subsequent to adoption.

Effective January 1, 2009, the Company adopted FASB ASC 805-20 (formerly FSP FAS 141R-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies"), which amends ASC 805-10 to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of ASC Topic 450, Contingences, to determine whether the contingency should be recognized at the acquisition date or after such date. FSP The adoption of ASC 805-20 did not have a material impact on the Company's Condensed Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 825-10-65 (formerly FASB Staff Position (“FSP”) No. FAS 107-1 and Accounting Principles Board 28-1, "Interim Disclosures about Fair Value of Financial Instruments"), which amends previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of FASB ASC 825-10-65 did not have a material impact on the Company's Condensed Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 320-10-65 (formerly FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments"). Under  ASC 320-10-65, an other-than-temporary impairment must be recognized if the Company has the intent to sell the debt security or the Company is more likely than not will be required to sell the debt security before its anticipated recovery. In addition, ASC 320-10-65 requires impairments related to credit loss, which is the difference between the present value of the cash flows expected to be collected and the amortized cost basis for each security, to be recognized in earnings while impairments related to all other factors to be recognized in other comprehensive income. The adoption of ASC 320-10-65 did not have a material impact on the Company's Condensed Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 820-10-65 (formerly FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly"), which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability as well as guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have a material impact on the Company's Condensed Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 855-10 (formerly SFAS 165, “Subsequent Events”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. Adoption of ASC 855-10 did not have a material impact on the Company's Condensed Consolidated Financial Statements.

New accounting pronouncement to be adopted

In December 2008, the FASB issued ASC 715, Compensation – Retirement Benefits (formerly FASB FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”), which expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans. The Company is required to adopt these disclosure requirements  in the fourth quarter of 2009. It is expected the adoption of these disclosure requirements will have no material effect on the Company's Consolidated Financial Statements.

Pansoft Company Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (not yet reflected in FASB ASC). SFAS No. 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments
of Liabilities,” along with the exception from applying FIN 46(R), “Consolidation of Variable Interest Entities.” The standard is effective for the first annual reporting period that begins after November 15, 2009 (i.e. the Company's fiscal year beginning January 1, 2010), for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. It is expected the adoption of this Statement will have no material effect on the Company's Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (not yet reflected in FASB ASC). The standard amends FIN No. 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard. SFAS No. 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN No. 46(R). This Statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009  (i.e. the Company's fiscal year beginning January 1, 2010), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. As such, the Company will adopt this Statement for interim and annual periods ending after January 1, 2010.  It is expected the adoption of this Statement will have no material effect on the Company's Consolidated Financial Statements.

In August, 2009, the FASB issued ASC Update No. 2009-05 (“Update 2009-05”) to provide guidance on measuring the fair value of liabilities under FASB ASC 820 (formerly SFAS 157, "Fair Value  Measurements").  The Company is required to adopt Update 2009-05 in the fourth quarter of 2009.  It is expected the adoption of this Update will have no material effect on the Company's Consolidated Financial Statements.

In October 2009, the FASB concurrently issued the following ASC Updates:
ASU No. 2009-14 - Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3) . This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.
ASU No. 2009-13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1).  This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction.  This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.
These Accounting Standards Updates should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method.  The Company expects to apply this standard on a prospective basis for revenue arrangements entered into or materially modified beginning January 1, 2011.  The Company is currently evaluating the potential impact these standards may have on its financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's Condensed Consolidated Financial Statements upon adoption.

Pansoft Company Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements

4.        Property and Equipment

September 30, 2009
	Cost	Accumulated Depreciation	Net Book Value
	(Unaudited)	(Unaudited)	(Unaudited)

Computer equipment	$1,051,847	$446,298	$605,549
Vehicles	192,708	144,017	48,691
Office furniture	11,490	8,665	2,825
Leasehold improvement	35,570	2,816	32,754
Computer software	28,676	$6,863	$21,813
Total	$1,320,291	$608,659	$711,632

December 31, 2008
	Cost	Accumulated Depreciation	Net Book Value
	(Audited)	(Audited)	(Audited)

Computer equipment	$957,625	$322,514	$635,111
Vehicles	171,852	159,640	12,212
Office furniture	8,738	8,395	343
Leasehold improvement	-	-	-
Computer software	5,520	$2,478	$3,042
Total	$1,143,735	$493,027	$650,708

Total depreciation expense for the three months ended September 30, 2009 was $50,831 (2008 - $67,304) with $38,795 (2008 - $59,038) included in cost of sales, $11,802 (2008 - $8,266) in general and administrative expenses, and $234 (2008 - $Nil) in selling expenses.

Total depreciation expense for the nine months ended September 30, 2009 was $141,634 (2008 - $172,122) with $111,722 (2008 - $140,833) included in cost of sales, $29,288 (2008 - $31,289) in general and administrative expenses, and $624 (2008 - $Nil) in selling expenses.

5.       Software Development Cost

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Software development cost	$219,737	$219,861
Less: accumulated amortization	201,426	146,574
	$18,311	$73,287

Amortization expense for the three months ended September 30, 2009 was $18,299 (2008 - $18,282) and for nine months ended September 30, 2009 was $54,886 (2008 - $53,708). The amortization expense was included in cost of sales.

6.        Statutory Reserves

In accordance with the laws and regulations of the PRC, all wholly-owned foreign invested enterprises have to set aside a portion of their net income each year as statutory reserves.  The proportion of allocation for reserve funds is no less than 10 percent of the profit after tax until the accumulated amount of allocation for statutory surplus reserve funds reaches 50 percent of the registered capital. Statutory reserves represent restricted retained earnings. Statutory reserves are to be utilized to offset prior years' losses, or to increase its share capital. When a limited liability company converts its statutory reserves to capital in accordance with a shareholders' resolution, the Company will either distribute new shares in proportion to the number of shares held by each shareholder, or increase the par value of each share. Except for the reduction of losses incurred, any other usage should not result in this reserve balance falling below 25% of the registered capital. The funds accumulated by Jinan as of September 30, 2009 and December 31, 2008 were $363,063, no additional reserves have been taken during the first three quarters of fiscal 2009.

Pansoft Company Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

A reconciliation of consolidated corporate income taxes at the statutory rate of 12.5% (2008: 12.5%) and the Company's effective income tax expense for the nine months ended September 30, 2009 and 2008 are shown as follows:

	For the nine months ended September 30,
	2009	2008
	(Unaudited)	(Audited)
Income before provision for income taxes	$1,284,917	$1,540,514
Income tax at statutory rate	160,614	192,564

Temporary difference and other	53,028	237,815
Valuation allowance	-	(194,220)
Income tax provision	$213,642	$236,159

Current income taxes	$12,782	$-
Deferred income taxes	200,860	236,159
Total income tax provisions	$213,642	$236,159

The significant components of deferred tax assets (liabilities) are as follows:

	September 30, 2009 (Unaudited)
	Current	Non-current	Total
Timing difference on revenue recognition	$(470,365)	$-	$(470,365)
Write off of accounts receivable	16,526	-	16,526
Plant, equipment and capitalized software cost	-	(19,661)	(19,661)
Other temporary differences	81,533	-	81,533
Net deferred income tax liabilities	$(372,306)	$(19,661)	$(391,967)

	December 31, 2008 (Audited)
	Current	Non-current	Total
Timing difference on revenue recognition	$(286,063)	$-	$(286,063)
Write off of accounts receivable	28,859	-	28,859
Plant, equipment and capitalized software cost	-	(18,532)	(18,532)
Other temporary differences	84,700	-	84,700
Net deferred income tax liabilities	$(172,505)	$(18,532)	$(191,036)

Pansoft Company Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

Warrants

The following table shows the number of warrants with other information as of September 30, 2009:

Outstanding Warrants			Exercisable Warrants
Weighted Average Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercise Number
$ 8.4	60,000	2.95 years	$ 8.4	-

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2008	120,000	$8.4
Granted	-	-
Exercised	-	-
Canceled	(60,000)	$8.4
Outstanding at September 30, 2009	60,000	$8.4

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

On August 31, 2009 the underwriter had returned 60,000 warrants to the Company and relinquished any ownership rights to the 60,000 warrants.

Stock options

The Company has authorized the establishment of a pool for stock options effective on August 12, 2008 for its directors and employees (the "Pool"). The Pool contains 604,248 options to purchase common shares. It provides additional compensation incentives for high levels of performance and productivity by management, other key employees of the Company and directors.

The following table shows the number of stock options with other information as of September 30, 2009:

Outstanding Stock Options			Exercisable Options
Weighted Average Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercise Number
$ 7.00	314,000	4 years	$ 7.00	-
$ 2.74	39,000	2.86 years	$ 2.74	-
$ 5.20	14,000	2.64 years	$ 5.20	-
$ 6.48	367,000	3.83 years	$ 6.48	-

Pansoft Company Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), "Share-Based Payment" (SFAS No. 123(R)) and SAB No. 107, which was primarily codified to the Topic 718 “Compensation – Stock Compensation”. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company's stock and the risk-free rate. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

The fair value of each stock option grant was estimated at the date of grant using a Black-Scholes option pricing model. The following table summarized the options granted in 2008 and 2009.

The assumptions used in the stock option valuation are as follow:

Grant Date	September 8, 2008	December 13, 2008	December 13, 2008	May 22, 2009
Number of option	321,000	31,000	15,000	14,000
Exercise Price	$7.00	$2.74	$2.74	$5.20
Expected Life	5	3	5	3
Volatility	75%	75%	75%	14%
Risk free rate	2.98%	1.05%	1.55%	2.98%
Dividend yield	0%	0%	0%	0%
Option value	$4.39	$1.39	$1.72	$0.73

Transactions involving stock options issued to non employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2008:	367,000	$6.47
Granted	14,000	$5.2
Exercised	-	-
Expired	(14,000)	$4.87
Outstanding at September 30, 2009:	367,000	$6.48

In September 2008, the Company granted 321,000 options to its directors, management and key employees at an exercise price of $7.00, vesting at a rate of 20% per year for five years. The fair value of these stock options was determined to be $4.39 per stock option. In December 2008, the Company granted 46,000 options to its directors, financial advisor and Interim CFO at an exercise price of $2.74. The vesting rate is 33% per year for two years and 34% for one year for the options granted to the directors and advisor and at the rate of 20% per year for five years for the options granted to Interim CFO. The fair value of these stock options was determined to be $1.39 and 1.72 per stock option, respectively. In August 19, 2009, the Company granted 140,000 options to its new appointed director. The grant date of the stock options granted was stated as May 22, 2009, and at an exercise price of $5.20. The vesting rate is 33% per year for two years and 34% for one year. The fair value of these stock options was determined to be $0.73 per stock option. The stock option granted had been approved during the Annual Meeting of Shareholders held on July 20, 2009.

In May 22 2009, one of the directors resigned form the board. The resigned director owned 7,000 stock options that granted on September 2008 with the exercise price of $7.00, vesting at a rate of 20% per year for five years and 7,000 stock options with the exercise price of $2.74, vesting at a rate 33% per year for two years and 34% for one year. The director shall have a period of three months commencing with the date of resignation, during which to exercise this option. The resigned director did not exercise any stock options before the end of the Expiration Date August 21, 2009. The stock option would be expired and no longer be exercisable at any time after the Expiration Date.

A total of $151,127 and $38,815 was included in the stock option expense for the 3 months ended September 30, 2009 and 2008, respectively. As of September 30, 2009 and December 31, 2008, there was approximately $842,206 and $1,276,028, respectively of unrecognized compensation costs related to the non-vested share-based arrangements granted under the Company's stock option plan. Those costs are expected to be recognized over a weighted-average period of approximately 3.83 years and 4.61 years as of September 30, 2009 and December 31, 2008, respectively.

Pansoft Company Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements

9.        Commitments

The Company was obligated under operating leases requiring minimum rentals as of September 30, 2009 as follows:

(Unaudited)
Payable within:
- Remainder of 2009	$11,403
- 2010	21,696
- 2011	5,424
Total minimum lease payments	$38,523

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

11.      Economic Dependence

For three months ended September 30, 2009, three customers individually comprised 35%, 30% and 12% of revenue, compared with 28%, 21% and 12% respectively in 2008. The subsidiaries of the Company's three major customers accounted for 9% of revenue (2008 – 19%).

For nine months ended September 30, 2009, three customers individually comprised 35%, 26% and 11%of revenue, compared with 28%, 17% and 11% respectively in 2008. The subsidiaries of the Company's three major customers accounted for 17% of revenue (2008 – 27%).

There were three customers that individually comprise 35%, 23% and 19% of account receivable as of September 30, 2009. Three customers individually made up 31%, 24% and 15% of account receivable of December 31, 2008.

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

13.      Subsequent Events

The Company has evaluated events subsequent to the balance sheet date through November 13, 2009, which represents the issue date of this Form 10-Q. There were no events or transactions occurring during the subsequent event reports period which requires recognition or disclosure in the financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview of Business Operations in the Third Quarter and First Nine Months of 2009

We generate revenue through software systems development, integration and provision of related support services. Our revenue during the fiscal quarter and nine month period ended September 30, 2009 reflect the seasonality nature of our business. Our revenue has been subject to high seasonality and the revenue recognized in the first nine months of the year is usually the smaller in proportion of that for the whole year in most cases, so does in this year, due to our clients’ budgeting and planning schedule. Nevertheless, we continued to experience steady demand for our services from and also to generate revenue through the provision of our services to our oil industrial client base during the three and nine months ended September 30, 2009.

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the three month and nine months ended September 30, 2009. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States.  These financial statements should be read in conjunction with the related notes for the period ended September 30, 2009 included elsewhere in this Form-10Q.

Operating Results

The condensed and consolidated financial statements presented in this report set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue, as well as key components of our revenue for the periods indicated in dollars. The financial data for the three and nine months ended September 30, 2009 reflect the operating results of the Company, in comparison with the financial data for the same period in 2008.

Summary of Gross Margin

	(Unaudited)				(Unaudited)
In USD	For The Three Months Ended September 30				For The Nine Months Ended September 30
	2009	2008	Change	%	2009	2008	Change	%
Sales	$2,205,469	$2,171,038	$34,431	1.6%	$5,145,375	$3,548,302	$1,597,073	45.0%
Cost of Sales	$1,028,347	$695,003	$333,344	48.0%	$2,743,265	$1,725,420	$1,017,845	59.0%
Gross Profit	$1,177,122	$1,476,035	$-298,913	-20.3%	$2,402,110	$1,822,882	$579,228	31.8%
Gross Margin	53.4%	68.0%	-14.6%		46.7%	51.4%	-4.7%

Revenue

During the third quarter of 2009, large software system integration and development projects comprised a higher proportion of total revenue. The total value of our revenue was $2,205,469 reflecting a 1.6% slight increase from $2,171,038 in third quarter of 2008. The flat revenue increase in this period comparing to the same period in 2008 was due to the seasonality nature of our revenue pattern. The large proportion of revenue is usually recognized in the last quarter of a year. During the first nine months of 2009, revenue in total value was $5,145,375 reflecting a 45% increase from $3,548,302 in the first nine months of 2008. The significant increase in our sales was due to a large sales contract with our major client in the first quarter of 2009 to provide equipment for system implementation and new business contract signed by our new Hong Kong branch, in addition to the organic growth with our running projects as well as natural extension of the large system projects completed in the past.

Cost of sales

Our cost of revenue increased by $333,344, or 48%, to $1,028,347, for the three months ended September 30, 2009, from $695,003 for the same period in 2008. Our cost of revenue for the nine months ended September 30, 2009 was $2,743,265, reflecting a 59% increase from $1,725,420 for the same period in 2008. The large increase in cost as compared to the increase in revenue due to increase employees’ compensation cost, which comprises a major part of our operating cost, as result of recruitment of a large number of employees (nearly doubled our project implementation and development team) to match the demand from the fast business growth.

Gross Profit

For the three months ended September 30, 2009, our gross profit was $1,177,122, compared to $1,476,035 for the same period in 2008, reflecting a 20.3% decrease. For the three months ended September 30, 2009 our gross profit as a percentage of revenue decreased to 53.4%, from 68% for the same period in 2008. This 14.6% decrease in gross profit margin was mainly due to increase in cost associated with faster business growth in the third quarter of 2009. For the nine months ended September 30, 2009, our gross profit was $2,402,110, compared to $1,822,882 for the same period in 2008, reflecting a 31.8% increase. For the nine months ended September 30, 2009, our gross profit as a percentage of revenue was 46.7%, slight decrease from 51.4% for the same period in 2008.

Summary of Operating Expenses

	(Unaudited)				(Unaudited)
In USD	For The Three Months Ended at September 30				For The Nine Months Ended at September 30
Expenses	2009	2008	Change $	%	2009	2008	Change $	%
General and administrative expenses	116,968	130,828	(13,860)	-10.6%	366,210	211,091	155,119	73.5%
Selling expenses	94,620	8,506	86,114	1012.4%	216,414	15,037	201,377	1339.2%
Professional fees	129,781	27,112	102,669	378.7%	300,168	88,649	211,519	238.6%
Stock based compensation	151,127	38,815	112,312	289.4%	493,101	38,815	454,286	1170.4%
Gain on disposition of property and equipment	(9)	(154)	145	-94.2%	(741)	(1,528)	787	-51%
	492,487	205,107	287,380	140.1%	1,375,152	352,064	1,023,088	290.6%

Operating Expense

Operating expenses consist primarily of general and administrative expenses, selling expenses, professional fees and stock option expense and other expenses incurred in connection with general operations. Administrative expenses consist primarily of compensation and benefits to our management, finance and administrative staff. Professional fee covers expenses for legal counsel and other advisor fees, audit fees and service charges associated with corporate publicity and investor relations. For the three months ended September 30, 2009, our operating expenses increased to $492,487 from $205,107 for the three month period ended at September 30, 2008, or a 140% increase. For the three months ended September 30, 2009, our general and administrative expenses slightly decreased to $116,968, from $130,828 or the three months ended September 30, 2008, or a 10.6% decrease. The increase in selling expenses (by 1012%, from the period to period) was primarily due to the overhead allocation to the newly established sales and marketing department. Operating expenses also included a increase of 379% in the expenses for professional fee for the services relating to our SEC compliance requirement and publicity in the U.S., accounted for 26% of the total operating expenses, and 290% increase in the non-cash expense of stock options issued to our employees, accounted for 31% of our total operating expenses. These expenses contributed significantly to the total increase of our operating expenses during this period as compared to the same period in 2008 in which we did not incur any such expenses.

For the nine months ended September 30, 2009, our administrative expenses increased to $366,210, from $211,091 for the nine months ended September 30, 2008, or a 73.5% increase, from a period to a period due to the bonus payment in the first quarter to the employees for their performance in 2008. Our selling expense increased significantly for the nine months ended September 30, 2009 as compared to the same period in 2008 for the same reason stated above. Additionally, for the same reason stated above, the professional fee and stock option cost allocated increased significantly, 238% and 1170% respectively, in this period as new expense items as compared to the same period in 2008.

Summary of Other Income and Expenses

	(Unaudited)				(Unaudited)
	For Three Months Ended				For nine Months Ended
	September 30,				September 30,
	2009	2008	Change	%	2009	2008	Change	%
Income from operations	684,635	1,270,928	(586,293)	-46.1%	1,026,958	1,470,818	(443,860)	-30.2%
Other income (expenses), net	(915)	0	(915)		(4,687)	537	(5,224)	-972.8%
Government grant	17	0	17		160,998		160,998
Finance cost	22	(455)	477	-104.8%		(873)	873	-100.0%
Interest income	38,060	27,555	10,505	38.1%	101,648	70,032	31,616	45.1%
Income before provision from income taxes	721,819	1,298,028	(576,209)	-44.4%	1,284,917	1,540,514	(255,597)	-16.6%
Provision for current income taxes	397	0	397		12,782		12,782
Provision for deferred income taxes	33,367	236,159	(202,792)	-85.9%	200,860	236,159	(35,299)	-14.9%
Net income	688,055	1,061,869	(373,814)	-35.2%	1,071,275	1,304,355	(233,080)	-17.9%
Other comprehensive (loss) income	10,469	58,851	(48,382)	-82.2%	(7,248)	352,879	(360,127)	-102.1%
Comprehensive income	698,524	1,120,720	(422,196)	-37.7%	1,064,027	1,657,234	(593,207)	-35.8%

 Income from Operations

Income from operations was $684,635, for the three months ended September 30, 2009, a 46% decrease from $1,270,928 for the same period in 2008 because of a large increase in stock option cost amortized and professional fees paid in the third  quarter of 2009. For the nine months ended September 30, 2009, income from operations was $1,026,958, or a 30.2% decrease from $1,470,818 for the same period in 2008 because of high revenue growth in first nine months of 2009.

Income before Provision of Income Tax

As a result of the factors described above, income before tax provision was $721,819 for the three months ended September 30, 2009, decreased by 44.4% from $1,298,028 for the same period in 2008.  For the nine months ended September 30, 2009, income before tax provision was $1,284,917, decreased by 16.6% from $1,540,514 for the same period in 2008, mainly due to non-cash charge for stock options and professional fees.

Income Tax Expense

Pansoft Jinan is a Foreign Investment Enterprise or FIE engaged in the advanced technology industry which entitles it to a two-year exemption from income tax before 2008 and then started to pay income tax at the rate of 12.5%, 50% cut from the regular income tax rate, due to its FIE tax deduction status granted by PRC tax authorities.  Current income tax expense for the three months ended September 30, 2009 was $397. The deferred income tax provision for the three months ended September 30, 2009 was $33,367 as result of temporary differences.  No tax provision was required in the same period in 2008.  For the nine months ended September 30, 2009, current income tax expense was $12,782 and deferred income tax for the future income expense was $200,860.

Net Income and Comprehensive Income

As a result of the factors described above, net income was $688,055 for the three months ended September 30, 2009, a decrease of $373,814, or 35.2%, from 1,061,869 for the same period in 2008. Comprehensive income for the three months ended September 30, 2009 was $698,524, a decrease of 37.7% from $1,120,720 for the same period in 2008.  The decrease was due to a much smaller currency exchange gain of $10,469 that was included in other comprehensive income in this reporting period because of the relatively flat exchange rate between that US dollar and Chinese RMB. In contrast, there was a currency exchange gain of $58,851 in the same period in 2008. For the nine months ended September 30, 2009, net income of $1,071,275 decreased by $233,080, or 17.9% from $1,304,355 for the same period in 2008. In the same period, comprehensive income was $1,064,027, decreased by 35.8% from $1,657,234 for the same period in 2008 due to the unfavorable currency exchange rate.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of September 30, 2009, we had cash and cash equivalents of $11,838,583

A large proportion of our cash and cash equivalents consist of proceeds from the IPO which was completed in September 2008.  Such proceeds have been reserved for potential future strategic transactions, including potential mergers and acquisitions, and investment in developing new businesses or customer bases.  Management believes that the Company's current available working capital should be adequate to sustain its operations at current levels through at least the next twelve months and will provide the Company with the funds necessary to execute its business expansion strategies.

Comparison of Nine months Ended September 30, 2009 and 2008

Net cash used by operating activities totaled $137,858 for the nine months ended September 30, 2009, an decrease of $352,766 compared to cash used in operations of $490,624 for the nine months ended September 30, 2008.  This decrease resulted primarily from the following changes in operating assets and liabilities:

	$657,603 decrease in accounts receivable
	$1,796,953 increase in unbilled revenues

	$36,571 increase in prepayments, deposits and other receivables
	$102,273 increase in inventories

	$687,904 decrease in accounts payable and accrued liabilities
	$57,426 increase in deferred revenue

Account receivable is the revenue recognized based on percentage completion of the projects and has been billed to the client. The decrease in accounts receivable was due to the fact that the contract payments from major customers have picked up during the first nine months in 2009.while we experienced rapid revenue growth. Unbilled revenue represents accumulated unbilled amount of revenue recognized, based on the Company's revenue recognition policy. The increase in unbilled revenue was due to the fact that large proportion of the revenue recognized has yet been invoiced to our client.

The increase in prepayments, deposits and other receivables resulted from more deposit or prepayment to kick off projects from our clients.

The increase in inventories was resulted from the fact that the hardware equipment purchased for clients and has not been expensed to our cost of sales.

The decrease in accounts payable and accrued liabilities is the result of more payments made for these liabilities.

Deferred revenue represents advance payments not recognized as revenue. The increase was resulted from the increase of advanced payments for such projects.

Net cash used investing activities was $202,152 for the nine months ended September 30, 2009, compared to net cash used in investing activities of $566,956 for the nine months ended September 30, 2008.  The cash used in investing activities for the nine months ended September 30, 2009 mainly occurred to acquire computer equipment for software development projects.

Cash flows from financing activities amounted to nil for the three months ended September 30, 2009.

The Company's working capital increased from $14,267,469 as of December 31, 2008 to $15,819,779 as of September 30, 2009.

Total current assets at September 30, 2009 amounted to $16,649,344, a decrease of $929,960 compared to $15,719,384 at December 31, 2008. The slight decrease was mainly due to decrease in the cash and equivalent account.

Current liabilities amounted to $829,565 on September 30, 2009 decreased by $622,350 compared to $1,451,915 at December 31, 2008. This decrease is mainly attributed to a decrease of in accounts payable and accrued liabilities in this period. Accounts payable and accrued liabilities mainly consisted of payables for management bonus, salary accruals and audit fees. The Company paid out most of fiscal 2008 outstanding account payable balance and employee bonus accrual during first half year of 2009. In addition, the Company accrued $391,967 for both current and deferred income taxes.

The current ratio decreased from 21.64 at September 30, 2008 to 20.1 at September 30, 2009. The Company's management believes the current ratio indicates strong operating liquidity and expansion investment funds available for Company use.

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

Business Outlook

For the nine months ended September 30, 2009, our revenue was $5.1 million, a 45% increase compared to $3.5 million of revenue reported during the same period in 2008. We continue to reiterate our projection of 40% annual revenue growth made in the beginning of 2009 based on accomplishments achieved so far this year and the expectation that a large proportion of our revenue will be recognized in the last quarter in 2009. Achievement of this projection is dependent on successful conclusion of certain contracts that are awaiting final approval with major customers during the fourth quarter.

In the third quarter 2009, our net income decreased as compared to that in the same period in 2008, primarily due to increases in non-cash charges of option expense and professional service charges, which together account for 57% of total operating costs in the third quarter 2009, and represent an increase of 290% and 379%, respectively, from the same period in 2008. Additionally, the small top line growth was mainly driven by a difference in the timing of revenue recognition. Costs for most on-going projects was front-loaded in the early quarters, while a large proportion of our revenue can only be recognized when the contracts are concluded which we expect will occur in the last quarter of the fiscal year.  We expect our profit margins to improve significantly once this fourth quarter revenue is recognized.

We believe that demand for our services will continue to grow as a result of our brand name and reputation for delivering high quality services at competitive prices in the ERP industry in China. We intend to continue delivering solid revenue and to ramp up our development capacity focusing on building a pipeline of new business by leveraging our significant technology and application know-how in providing customized and system integration services. Meanwhile, we will continue to maintain our corporate policy of controlling and reducing costs and expenses. With a strong cash reserve, we are seeking potential acquisition targets that will allow us to enter into new markets and further expand our revenue base and improve profit margin.

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

Currency risk

The Company is exposed to currency risk as the Company's business is carried out in RMB and the Company maintains RMB denominated bank accounts but uses U.S. dollars as its reporting currency.  Unfavorable changes in the currency exchange rate between RMB and U.S. dollars may result in a material effect on accumulated other comprehensive income recorded as a charge in shareholders' equity.  The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

In addition, the RMB is not a freely convertible currency.  The Company's subsidiaries are allowed to pay outstanding current account obligations in foreign currency but must present the proper documentation to a designated foreign exchange bank.  There is no certainty that all future local currency can be repatriated.

Market risk

Our market risks at September 30, 2009 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2008 on file with the Securities and Exchange Commission.

Item  4T. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on the foregoing, the principal executive officer and the principal financial officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting or in other factors during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II.                      OTHER INFORMATION

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

We received net proceeds of $8,392,920 from our IPO in September 2008.  As of September 30, 2009, such proceeds were maintained in our cash account and invested in low-risk certificate of bank deposits issued by banks in China. Given the current world-wide financial crisis and economic recession, we have taken a strong precautionary position in our capital spending and investment decisions and therefore have not used our proceeds from the IPO.  When the timing and the specific opportunity become feasible and available in the future, we intend to use such proceeds to invest in new projects or acquire new businesses, or otherwise use it for general corporate purposes

Item 4.                      Submission of Matters to a Vote of Security Holders.

The Company held its 2009 annual meeting of stockholders on July 20, 2009.  At the meeting, each of the three proposals submitted for shareholder approval as set out in the Company's proxy and information statement was approved.

Specifically, the shareholders

1. Elected Paul Gillis as the Class I Board of Directors to replace Mr. Chong Chen, the previous Class I director, who resigned from the Board of Directors for personal reasons, with voting on the proposal as follows:

***	FOR	% VOTED FOR	WITHHELD	% VOTED WITHHELD
PAUL GILLIS	4,849,125	99.20%	39,314	0.80%

Paul Gillis will serve for a term of three years expiring at the 2012 annual meeting of stockholders or until his successor shall have been elected and qualified.

Each of Messrs. Hu Wang, Guoqiang Lin, Tony Luh and Samuel Shen continued their terms of office following our annual meeting of stockholders.

2. Approved and ratified (i) the Company's 2008 Stock Incentive Plan and (ii) certain outstanding options to purchase an aggregate of 367,000 shares of Common Stock, previously granted under the 2008 Stock Plan, with voting on the proposal as follows:

***	FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
TOTAL SHARES VOTED	3,898,726	28,327	1,300	960,087

3. Ratified the appointment of AGCA, Inc. as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2009, with voting on the proposal as follows:

***	FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
TOTAL SHARES VOTED	4,887,440	1,000	0	0

Item 6.                      Exhibits

The following exhibits are filed herewith:

Number	Exhibit

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANSOFT COMPANY LIMITED

November 13, 2009	By:	/s/ Allen Zhang
Allen Zhang
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)